Form 10-Q
period 2021-06-30
Salt Blockchain Inc.
filed 2021-10-19
CIK 1686400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NUMBER: 001-15697

SALT BLOCKCHAIN INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-4029835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Address not applicable	Address not applicable
(Address of principal executive offices)	(Zip Code)

(720) 575-2272
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Salt Token
(Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 12, 2021, the number of shares of the registrant’s common stock outstanding was 10,985,917.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the company’s current beliefs, expectations and assumptions regarding the future of its business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control, including those described in our Item 1A. “Risk Factors” of our Form 10 Registration Statement. The company’s actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, readers should not rely on any of these forward-looking statements. Important factors that could cause the company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the economic conditions in the digital asset industry and market(s);
•	changes in consumer demand for, and acceptance of, our products and services;
•	changes in consumer trust for blockchain technology and specifically our lending platform;
•	the commercial feasibility and success of our lending platform, including the effectiveness of our platform and our ability to maintain confidence in the operation of our platform;
•	the ability of borrowers to repay loans issued through our lending platform;
•

the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services;

•

the impact on our financial condition of the effect of the payout to potential Salt Token claimants entitled to a refund pursuant to the claims process required under our settlement order with the Securities and Exchange Commission (“SEC”) relating to our initial coin offering of Salt Tokens;

•

developments and changes in laws and regulations, including increased regulation of digital assets through legislative or regulatory action and revised rules and standards applied by the SEC and other regulators, whether in the U.S. or globally;

•	the potential impact of any changes in control of the company or future acquisitions, mergers, dispositions, joint ventures or investments made by the company;
•

disruptions to the company’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of operating systems, structures or equipment;

•	the potential impact of the COVID-19 pandemic; and
•	other world economic and political developments.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available and speaks only as of the date on which it is made. The company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. The foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,124,249	$5,584,758
Digital assets, net	9,587,324	4,163,123
Investments	31,365,105	32,685,804
Collateral receivable	63,242,493	7,298,763
Income tax receivable	289,802	289,802
Interest receivable	155,766	32,520
Loans receivable, net	48,450,396	20,254,025
Restricted cash	900,000	900,000
Property and equipment, net of accumulated depreciation	155,843	223,288
Deferred tax asset	712,043	377,182
Other assets	1,073,865	735,106
Total assets	$158,056,886	$72,544,371

Liabilities and shareholders' deficit
Accounts payable and accrued expenses	$1,855,503	$673,976
Deferred rent	382,171	422,115
Notes payable	48,799,900	11,529,954
Digital assets payable	1,542,640	4,348,512
SALT Token liability	44,360,106	44,364,316
Digital asset collateral due to customer	96,691,978	39,547,465
Settlement liability	5,125,000	5,124,000
Income tax liability	10,422,744	14,586,194
Covered call options	—	2,270,496
Other liabilities	102,954	263,668
Total liabilities	209,282,996	123,130,696

Commitments and contingencies (Note 13)

Shareholders' deficit
Common stock, $0.0001 par value; 35,000,000 shares authorized; 10,398,788 shares issued and 10,848,788 outstanding as of June 30, 2021; 8,871,154 shares issued and 9,321,154 outstanding as of December 31, 2020	1,039	887
Additional paid-in capital	3,608,238	2,920,638
Accumulated deficit	(54,835,387)	(53,507,850)
Total shareholders' deficit	(51,226,110)	(50,586,325)
Total liabilities and shareholders' deficit	$158,056,886	$72,544,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Interest income	$768,249	$182,935	$1,201,548	$490,466
Stabilization fees, liquidation fees and token revenue	893,415	4,072	898,177	138,332
Total revenues	1,661,664	187,007	2,099,725	628,798

Operating expenses
Selling, general and administrative expenses	4,865,269	3,504,649	8,439,428	7,370,836
Restructuring and severance	—	120,388	—	667,457
Impairment of digital assets	2,933,780	1,473,118	3,413,866	2,446,718
Technology and development	—	—	766,151	—
Settlement expense	—	256,000	1,000	343,000
Depreciation expense	13,722	13,722	27,445	27,445
Total operating expenses	7,812,771	5,367,877	12,647,890	10,855,456
Loss from operations	$(6,151,107)	$(5,180,870)	$(10,548,165)	$(10,226,658)

Other income, net
Gain on sale of digital assets	1,614,769	5,694,589	6,307,038	5,410,845
Unrealized (loss) gain on investments	(15,307,466)	—	3,435,994	—
Fair value adjustment on digital assets payable	4,715,048	—	243,560	—
Unrealized gain on derivative	—	522,094	—	522,094
Fair value adjustment on repledged collateral	26,529,194	—	(1,806,617)	—
Fair value adjustment on loan payable to exchange	322,028	—	322,028	—
Realized gain (loss) on digital asset options	11,200	—	(2,173,486)	—
Interest expense	(698,616)	(23,106)	(1,045,449)	(30,591)
Other (expense) income, net	(16,494)	(421,161)	246,341	151,742
Total other income, net	17,169,663	5,772,416	5,529,409	6,054,090

Net income (loss) before income taxes	11,018,556	591,546	(5,018,756)	(4,172,568)
Income tax benefit (expense)	3,970,255	(2,262,890)	3,691,219	(2,078,994)
Net income (loss)	$14,988,811	$(1,671,344)	$(1,327,537)	$(6,251,562)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
January 1, 2021	8,871,154	$887	$2,920,638	$(53,507,850)	$(50,586,325)
Stock options exercised	21,100	2	7,594	—	7,596
Contingent consideration for shares to be issued for Harmonic acquisition	—	—	624,737	—	624,737
Stock-based compensation	—	—	8,704	—	8,704
Net loss	—	—	—	(16,316,348)	(16,316,348)
March 31, 2021	8,892,254	$889	$3,561,673	$(69,824,198)	$(66,261,636)
Stock options exercised	402,099	40	16,933	—	16,973
Warrants exercised	250,000	25	—	—	25
Shares issued as payment for milestones reached	854,435	85	(85)	—	—
Stock-based compensation	—	—	29,717	—	29,717
Net income	—	—	—	14,988,811	14,988,811
June 30, 2021	10,398,788	$1,039	$3,608,238	$(54,835,387)	$(51,226,110)

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Shareholders' Deficit
January 1, 2020	8,739,622	$874	$2,885,270	$(38,309,927)	$(35,423,783)
Shares issued in connection with Restricted Stock Awards ("RSAs")	250,000	25	(25)	—	—
Stock-based compensation	—	—	8,199	—	8,199
Net loss	—	—	—	(4,580,218)	(4,580,218)
March 31, 2020	8,989,622	$899	$2,893,444	$(42,890,145)	$(39,995,802)
Stock options exercised	7,999	1	2,879	—	2,880
Stock-based compensation	—	—	6,997	—	6,997
Net loss	—	—	—	(1,671,344)	(1,671,344)
June 30, 2020	8,997,621	$900	$2,903,320	$(44,561,489)	$(41,657,269)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,327,537)	$(6,251,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	38,421	15,196
Gain on disposal of digital assets	(6,307,038)	(5,410,845)
Unrealized gain on investment	(3,435,994)	—
Fair value adjustment on digital assets payable	(243,560)	—
Technology and development paid in shares	730,206	—
Fair value adjustment on repledged collateral	1,806,617	—
Fair value adjustment on loan payable to exchange	(322,028)	—
Realized loss on digital asset options	2,173,486	—
Unrealized gain on derivative	—	(522,094)
Gain on forgiveness of incentive allocation fees payable	(291,744)	—
Gain on SALT Token	—	(147,984)
Change in fair value of settlement liability	1,000	343,000
Impairment of digital assets	3,413,866	2,446,718
Depreciation	27,445	27,445
Change in operating assets and liabilities:
Interest receivable	(141,648)	15,625
Loans receivable, net	(33,194,573)	1,631,994
Digital assets, net	13,532,347	(838,898)
Digital assets receivable from exchange	(4,104,953)	—
Investments	9,539,768	—
Managed account fiat	—	(4,550,000)
Collateral receivable	(5,918,914)	—
Income tax receivable	—	(2,154,795)
Deferred tax asset	(334,861)	(1,725,933)
Covered call options	150,418	—
Other assets	(338,759)	(137,592)
SALT Token liability	(4,210)	(281,814)
Federal tax liability	(4,163,450)	6,806,473
Other liabilities	(200,658)	(23,656)
Accounts payable and accrued expenses	1,532,373	(473,494)
Net cash used in operating activities	(27,383,980)	(11,232,216)

Cash flows from investing activities:
Purchases of property and equipment	(65,469)	—
Net cash used in investing activities	(65,469)	—

Cash flows from financing activities:
Proceeds from notes payable	43,085,570	2,864,946
Repayment of notes payable	(19,121,224)	(1,250,000)
Proceeds from PPP loan	—	1,199,900
Proceeds from exercise of warrants	25	—
Proceeds from exercise of stock options	24,569	2,879
Net cash provided by financing activities	23,988,940	2,817,725

Net change in cash and cash equivalents and restricted cash	(3,460,509)	(8,414,491)

Cash and cash equivalents and restricted cash, beginning of period	6,484,758	10,306,643

Cash and cash equivalents and restricted cash, end of period	$3,024,249	$1,892,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Supplemental disclosure of cash flow information and non-cash operating, investing and financing activities
Cash paid for taxes	$590,498	$112,595
Digital assets paid for interest	$59,099	$—
Cash paid for interest	$666,674	$21,327
Interest receivable on liquidation of borrower collateral in digital assets	$18,402	$—
Liquidation of borrower collateral in digital assets	$4,998,202	$—
Repayment of notes payable paid in digital assets	$10,200,000	$—
Proceeds from notes payable received in digital assets	$18,900,000	$5,000,000
Proceeds from digital assets payable	$2,593,240	$—
Repayment of digital assets payable	$728,572	$—
Non-cash collateral receivable	$54,482,245	$6,691,262
Non-cash purchase of covered call options	$4,605,600	$—
Non-cash purchase of investments	$2,614,395	$—
Non-cash repledged collateral due to customer	$72,964,986	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Nature of Operations

Salt Blockchain Inc. (the “Company” and/or “Salt”) (formerly known as Salt Lending Holdings, Inc.), a Delaware corporation, was formed on September 9, 2016 in Denver, Colorado with an auxiliary office located in Mauritius. The Company provides loans that are collateralized by digital assets.

The Company wholly owns various subsidiaries, which include Salt Lending LLC, Salt Platform, LLC, Salt Technology, Ltd., and Harmonic Technologies, LLC. The Company developed a proprietary software technology platform, or the Platform, that facilitates the origination and servicing of digital asset-backed loans. Loans are over-collateralized with digital assets the Company determines from time to time to be acceptable collateral. As of June 30, 2021, the digital assets the Company accepted as collateral included Bitcoin, Ethereum, Litecoin, SALT, Dash, Bitcoin Cash, USD Coin, Dogecoin, PAX Gold, Paxos Standard and TrueUSD. The Company previously accepted XRP as collateral and, since the SEC investigation of XRP, has stopped accepting XRP as collateral for new loans. Prior to accepting new digital assets as collateral, the Company conducts a review in order to determine whether to accept such new digital assets. The purpose of such review is to determine whether holding such new digital assets as collateral for a loan provides the Company sufficient security in light of such asset’s trading volume, liquidity and volatility, while maintaining an acceptable level of risk. The review also identifies any potential costs and development work required in order for the Company to accept a new digital asset as collateral. In conducting such review, the Company examines a number of factors, including, in particular, the intended use case for the asset, the asset’s current market capitalization and trading volume, whether the asset is built on a blockchain supported by our custody providers, whether the asset is a security under applicable securities laws or subject to other regulatory requirements, and any additional risks that may arise due to supporting a new digital asset. Such factors allow the Company to assess the risk profile of new digital assets and make an informed decision before allowing such asset to serve as collateral for a loan. Because the Company’s review process is intended to be a holistic review of new digital assets on a case-by-case base, the Company does not have any specific parameters or limits on such factors. The Company generates revenue from interest income, execution fees, liquidation fees, stabilization fees, conversion fees, trading investment income and other management fees. Salt’s target markets are consumers and commercial enterprises that hold digital assets and are seeking liquidity, primarily in the United States. Salt provides term loans to these consumers and commercial enterprises through its wholly-owned subsidiaries.

Through its subsidiary Salt Lending, LLC, the Company originates U.S. dollar denominated loans through the Platform. Salt Lending offers loans to both consumer and business borrowers who own cryptocurrency and desire to borrow against such digital assets without selling their cryptocurrency portfolio. Borrowers that receive loans from Salt Lending are required to transfer a specified value of cryptocurrency to Salt Lending to be held as collateral and security for the repayment of the loans. Upon repayment of the loan, the digital asset collateral is returned to borrowers.

In addition to its lending business, the Company utilizes balance sheet assets to generate return through hedging strategies, delta-neutral digital asset arbitrage trading strategies (such as perpetual arbitrage, cash and physically-settled term futures, spot, spread, and FX specialization arbitrage), and other digital asset investments. Also, under its consumer loan agreements, Salt Lending has the right to rehypothecate, repledge, and transfer collateral. Borrower collateral may also be repledged to secure transactions, including short-term loans that the Company maintains with third parties for capital management purposes and market neutral trading strategies to generate investment returns and which consist of participation agreements for the purchase of participation interests in certain loans with our customers and a virtual currency loan agreement. See Note 11 – Notes Payable for a description of these short-term loan arrangements.

Note 2 – Going Concern

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the Company’s financial statements were issued. Management considered the Company’s current financial condition and liquidity sources, including current funds available and forecasted future cash flows.

The Company is subject to a number of risks similar to those of other financial services companies, including its dependence on outside sources of capital, uncertainty of generation of revenues and positive cash flow, uncertainty of future regulatory pronouncements and the related uncertainty of Salt membership token (“Salt Token”) refunds, uncertainty with the Company’s ability to maintain and grow its customer base, dependence on key individuals, and risks associated with market volatility (namely price fluctuations in the digital asset markets). The attainment of profitable operations is dependent on future events, including generating a level of revenues (by expanding the customer base resulting in greater lending revenue) adequate to support the Company’s cost structure.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company expects to continue to incur losses from operations and have significant cash outflows for at least the next twelve months. The Company has experienced losses from operations and significant cash outflows from cash used in operating activities for the six months ended June 30, 2021. As of and for the six months ended June 30, 2021, the Company had an accumulated deficit and losses from operations of $54,835,387 and $10,548,165, respectively. Additionally, the Company has material contingent liabilities related to a claims process commenced by the Company pursuant to a settlement order (the “Settlement Order”) with the SEC relating to purchasers of Salt Tokens in the company’s initial coin offering commenced in 2017 (the “ICO”). The total payments related to the claims process could exceed or be less than the Salt Token Liability reported in the Unaudited Condensed Consolidated Balance Sheets. Although Salt Tokens sold (less amounts previously refunded) totaling approximately $44.4 million are potentially subject to repurchase in the claims process, the Company cannot predict with certainty the magnitude of this liability and is unable to reasonably estimate the number of valid claims that will be made, or the income received by purchasers from these Salt Tokens that would reduce the amount payable by the Company for a claim. Several factors could affect the amount of the actual liability and potentially significantly reduce it, including historical Salt Token market pricing, the amount of Salt Tokens held on the Platform, usage of Salt Tokens on the Platform, blockchain address activity analysis, payout trends during the open refund policy and review of the types and size of Salt Token purchases during the ICO. Based on the Company’s analysis of these factors, the Company believes the actual liability is likely to be significantly lower, but this analysis does not allow the Company to predict with certainty the amount that the Company will be required to pay to potential Salt Token claimants pursuant to the claims.

The Company has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations with the assets on its balance sheet and concluded that the aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date that the consolidated financial statements were issued.

To continue as a going concern, the Company will need to do some or all of the following, without limitation: obtainment of additional financing, increase revenues, and/or reduce expenses. In an effort to increase revenues, management has expanded the Company's investment and digital asset trading strategies with treasury assets, offered new services to existing borrowers, such as additional digital asset trading functionality, and developed digital asset management services for qualified individual and institutional investors. However, there is no assurance that the Company will be successful in obtaining funding or generating revenues sufficient to fund operations.

These unaudited interim condensed consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recover ability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that are necessary for the fair presentation of the Company’s balance sheet, results of operations and statements of cash flows for the periods presented. The unaudited interim condensed consolidated financial statements are not necessarily indicative of the results to be expected for the full year or any other period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10 Registration Statement filed with the SEC pursuant to Section 12(g) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on September 10, 2021 (the “Form 10”).

These accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s subsidiaries are entities in which the Company holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Certain subsidiaries of the Company have a basis of presentation different from GAAP. For the purposes of these unaudited interim condensed consolidated financial statements, the basis of presentation of such subsidiaries is converted to GAAP. All intercompany accounts and transactions have been eliminated.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

There were no changes to the significant accounting policies or recent accounting pronouncements that were disclosed in Note 3, “Summary of significant accounting policies” to the audited consolidated financial statements included in the Form 10, other than as discussed below.

Use of Estimates

The most significant accounting estimates inherent in the preparation of the Company's financial statements includes the fair values of repledged borrowers’ digital asset collateral, intangible asset impairment, fair value of contingent consideration related to asset acquisitions, valuation on digital asset derivative options, allowance for loan loss reserve, settlement liability, stock-based compensation, common stock valuation, cash flow assumptions regarding going concern considerations, and deferred tax valuation allowance. Actual results could differ from those estimates.

Business combinations

The results of businesses acquired in a business combination are included in the Company’s unaudited interim condensed consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of identifiable assets acquired and liabilities assumed is recognized as goodwill. Acquisition-related costs incurred by the Company are recognized as an expense in general and administrative expenses within the consolidated statements of operations.

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement.

During the measurement period, which may be up to one year from the acquisition date, and to the extent that the value was not previously finalized, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information about facts and circumstance that existed at the date of acquisition and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill, provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

Asset acquisitions

An asset acquisition is an acquisition of an asset, or a group of assets, that does not meet the definition of a business. Asset acquisitions are accounted for by using the cost accumulation model whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on a relative fair value basis.

Derivatives

As part of its trading activities, the Company enters into derivative contracts. Derivatives are instruments that derive their value from changes in an underlying reference outside the control of the Company (which can be foreign exchange rates or the price of a digital asset).

The most frequently used derivatives by the Company are Bitcoin swaps (“BTC swaps”), digital asset options, and covered call options:

•

BTC swaps - a Bitcoin swap is an exchange traded contract which represents a legal agreement to either buy or sell a Bitcoin at a predetermined price at some time in the future. Depending on contract specifications, swaps can be settled either in Bitcoin, a stablecoin (such as USDC or USDT) or cash. No BTC swaps were outstanding as of June 30, 2021 or December 31, 2020.

•

Digital asset options - a digital asset option is an OTC traded contract, which gives the holder the right, but not the obligation, to either buy or sell a referenced digital asset at a predetermined price at a specified time in the future. Options can be settled in either cash, stable coin or by physical delivery. These options do not qualify as accounting hedges pursuant to ASC 815, Derivatives and Hedging ("ASC 815"), and, accordingly, the digital asset options are carried at fair value and any unrealized gains (losses) are recognized in fair value adjustment on digital asset options on the Unaudited Condensed Consolidated Statements of Operations. No digital asset options were outstanding as of June 30, 2021 or December 31, 2020.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•

Covered call options -periodically, the Company will sell options on digital assets that it owns (referred to as "covered call options"). These option transactions are designed primarily to provide additional income on a portion of the digital assets. The Company uses covered call options for trading purposes. These options do not qualify as accounting hedges pursuant to ASC 815, Derivatives and Hedging ("ASC 815"), and, accordingly, the covered call options are carried at fair value and any unrealized gains (losses) are recognized in Unrealized loss on covered call options on the Unaudited Condensed Consolidated Statements of Operations. Covered call options sold by the Company were the only derivative contracts outstanding as of December 31, 2020 (see Note 9 – Derivatives). No covered call options were outstanding as of June 30, 2021.

Borrower Collateral and Custody Assets

The Company is a loan originator and services loans to borrowers. The Company requires loans to have certain collateral levels at origination and throughout the term of the loan. The loan agreement with the borrower specifies that the borrower grants the Company, as lender, a first priority security interest in the collateral associated with the loan. Borrowers deposit the collateral into designated custody wallet addresses that are under the control of the Company and held in custody for the benefit of the borrower. While the Company maintains control of the collateral, ownership of the collateral is not transferred to the Company, thus ownership remains with the borrower. The Company is not the primary beneficiary of these collateral and custody assets and as such they are not included in the unaudited interim condensed consolidated financial statements of the Company.

When a transfer of digital assets does not qualify as a sale, the transfer is to be accounted for as a secured borrowing with a pledge of collateral in accordance with ASC 310, Receivables (“ASC 310”). The Company records the secured borrowing with a pledge of collateral at fair value within digital asset collateral due to customers on the Unaudited Condensed Consolidated Balance Sheet. The repledged collateral is remeasured at period end, with the change in fair value captured in the fair value adjustment on repledged collateral within the Unaudited Condensed Consolidated Statements of Operations.

Long-Lived Assets and Finite-Lived Intangible Assets

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Finite-lived intangible assets primarily consist of patents. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When it is determined an impairment exists, the related assets are written down to the assessed fair value.

For the periods presented, the Company determined that digital assets should be accounted for under ASC 350, Intangibles – Goodwill and Other. As there is no inherent limit imposed on the useful life of the digital assets, they are classified as indefinite-lived intangible assets and are not subject to amortization. Instead, they must be tested for impairment annually and more frequently if events or circumstances change that indicate that it’s more likely than not that the asset is impaired (i.e., if an impairment indicator exists). The Company notes that when an identical digital asset is bought and sold at a price below the Company’s current carrying value, this will often serve as an indicator that impairment is more likely than not. Given the volume of digital assets bought and sold, Management reviews its activity on a monthly basis in order to determine whether any indicators of impairment (notably digital assets bought and sold at a price below the Company’s current carrying value) exist. Applying this guidance to current period accounting, the value of digital assets should only be revised in the event the Company concludes impairment exists, the Company does not record any increases in value during the period the digital assets is held; the only gains that would be recorded would be upon disposition (if the proceeds exceed the cost basis).

The Company recorded impairment charges of $2,933,780 and $1,473,118 for the three months ended June 30, 2021 and 2020, and $3,413,866 and $2,446,718 for the six months ended June 30, 2021 and 2020, respectively, in regard to the Company's digital assets. When the Company sells digital assets, the Company uses the First-In-First-Out (“FIFO”) method to record a gain or loss as appropriate.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Salt Tokens

Starting in June 2017, the Company issued Salt Tokens that enable token holders to receive discounts on loan products and for use as a platform currency within the Platform. A total fixed supply of 120,000,000 Salt Tokens exists. The Salt Token is an Ethereum-based ERC-20 digital asset token and is designed for use within the Platform.

From June 2017 through December 2017, the Company offered and sold Salt Tokens in an initial coin offering (the “ICO”). During 2017, the Company sold 57.2 million Salt Tokens to purchasers in exchange for $47.1 million in digital assets and cash. The Company issued an additional 17.0 million Salt Tokens during the year ended December 31, 2017, for other purposes, including as repayment to convertible note holders and compensation to founders, employees, and consultants. After the ICO, the Company continued to sell Salt Tokens through August 2019. In 2018 and 2019, the Company sold an additional 1.5 million Salt Tokens for approximately $1.1 million and 1.6 million Salt Tokens for approximately $0.2 million, respectively. Since August 2019, the Company has not sold any additional Salt Tokens. Until September 2020, the Company also accepted refunds of Salt Tokens purchased directly from the Company. From 2017 to 2020, the Company issued refunds of approximately 2.9 million Salt Tokens for approximately $3.8 million.

The total amount received in the ICO from the Potential Salt Token Claimants was approximately $47.1 million, which, upon receipt, was initially recorded as a Salt Token liability in the accompanying Unaudited Condensed Consolidated Balance Sheets. The total payments related to the claims process could exceed the Salt Token liability reported in our Unaudited Condensed Consolidated Balance Sheets, however, a reasonable estimate of the possible losses or range of possible losses cannot be made at this time. The Company believes that the maximum amount payable is the amount received in the ICO less amounts previously refunded (totaling approximately $44.4 million) plus interest.

In 2017, when initially sold, Salt Tokens were required to purchase access to membership tiers and to access the Platform. Since August 2018, the Salt Token is not required for use of the Platform. Since 2019, borrowers could redeem Salt Tokens on the Platform during the term of a loan in exchange for a reduced interest rate. Currently, Salt Tokens can be redeemed in connection with loans originated through the Platform for the following purposes: (i) to obtain a reduced interest rate on a loan; (ii) to repay outstanding interest on a loan; (iii) to pay loan fees; and (iv) as partial collateral for a loan. The Company may in the future consider and offer new features or other uses for the Salt Token on the Platform.

As of August 31, 2021, there are approximately 25.7 million Salt Tokens held on the Platform by users, including 1.6 million Salt Tokens held as collateral for active loans. As of August 31, 2021, the Company estimates that approximately 48.3 million Salt Tokens are held by third-parties off Platform, but is unable to confirm the identity of the owners or accessibility of such Salt Tokens. As of August 31, 2021, the Company holds 46.1 million Salt Tokens in treasury and expect this amount to increase as Salt Tokens are redeemed through the Platform. The Company has the ability to permanently retire and terminate Salt Tokens held in treasury, which would reduce the maximum amount of tokens available and could impact the price of outstanding Salt Tokens.

The issuance of the Salt Tokens in the ICO was not registered and did not qualify for a valid exemption under the Securities Act of 1933, as amended (the “Securities Act”). The Division of Enforcement at the SEC concluded that the ICO was an issuance of “securities” under the Securities Act and initiated cease-and-desist proceedings against us under Section 8A of the Securities Act because the Company failed to register the ICO or qualify for a valid exemption under the Securities Act. The Company submitted an offer of settlement that the SEC accepted into an order (the “SEC Settlement Order”) on September 30, 2020. The SEC Settlement Order recognized that the Company violated Section 5(a) of the Securities Act and requires that the Company undertakes, among other things, the following:

•	Issue a press release within 14 days of the SEC Settlement Order;
•	File the Form 10 to register the Salt Tokens as a class of securities within 120 days of the SEC Settlement Order, which deadline was subsequently extended by 105 days;
•

Distribute and post on our website a refund claim form no later than 60 calendar days after the date of the filing of this Form 10, or on the date seven days after this Form 10 becomes effective (the “Effective Date”), whichever is sooner (the “Claim Form Distribution Date”). The Claims Form Distribution Date was August 28, 2021;

•

Commencing 30 days after the earlier of three months from the date that the Division of Corporation Finance notifies us that its review of the Form 10 has been concluded or six months from the Effective Date of this Form 10 (the “Claim Form Deadline"), provide monthly reports to the SEC of the claims received and the claims paid;

•	Submit to the SEC a final report of the Company's handling of all claims received within seven months from the Effective Date of this Form 10;
•

Maintain timely filing of all reports required by Section 13(a) of the Exchange Act for at least until the later of (i) the Claims Form Deadline, (ii) such time as Salt has filed all reports required for the fiscal year in which this Form 10 became effective, and (iii) such time as Salt is eligible to terminate its registration pursuant to Rule 12g-4 under the Exchange Act;

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•

Pay the amounts due under Section 12(a) of the Securities Act to each purchaser using the claim form within three months of the Claim Form Deadline that the Company deems to be due and adequately substantiated. The Company may require that a claimant submit additional documentation supporting that the claimant is entitled to receive payment under Section 12(a) of the Securities Act. Upon receiving such a request, a claimant will have 30 days to provide the requested documentation in writing to the address provided by us. For any claims not paid, the Company will provide the claimant with a written explanation of the reason for non-payment.; and

•	Pay a civil penalty of $250,000 to the SEC.

The Company accounts for the SALT Tokens pursuant to ASC 610, Other Income. Under ASC 610-20, the Company determined that purchasers of SALT Tokens were primarily unrelated third-party purchasers and that the Company did not have a controlling financial interest in the counterparties who purchases SALT Tokens, there was an enforceable contract, there was a single identifiable nonfinancial asset being the SALT Tokens, and control transfers in accordance with ASC 606-10-55-22 through 25 as a sale with a right of return (which the Company permitted purchasers of SALT Tokens to refund their tokens prior to September 2020); due to the fact that purchasers of SALT Token have the option to put their SALT Tokens back to the Company.

The SALT Token Liability on the Unaudited Consolidated Balance Sheets represents the aforementioned right of return (put feature) held at maximum redemption value, excluding interest, for the associated SALT Tokens, which represents the entity’s obligation to repurchase the SALT Units at the customer’s request.

Allowance for Loan Loss

ASC 310, Receivables (“ASC 310”) and ASC 450-20, Contingencies – Loss Contingencies (“ASC 450”) address evaluating loan losses and impairments in loan portfolios. A company should recognize an allowance for loan loss when it is probable that the company will be unable to collect all amounts due, including both the contractual interest and principal payments under the loan agreement. Based on current information and events, if it is probable that a loan loss has been or will be incurred and the amount of the loss can be reasonably estimated, a loan loss should be recorded.

The process for determining the amount of the allowance requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. Changes in economic conditions affecting borrowers, revisions to accounting rules and related guidance, new qualitative or quantitative information about existing loans, identification of additional problem loans, changes in the size or composition of our finance receivables and loan portfolio, changes to our loss estimation techniques including consideration of forecasted economic assumptions, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

Interest Income

The Company provides U.S. Dollar loans collateralized by digital assets to a broad range of customers and generates revenue from interest income earned on loans. Revenue derived from interest income on loans is outside the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”) and is recognized ratably over the life of the loan. The applicable interest rates for loans will vary based on several factors including the originating loan-to-value ratio, loan duration and jurisdiction. There are no origination or prepayment fees. Liquidation fees, stabilization fees, or conversion fees may apply in the case of a collateral sale and are recognized at the time the liquidation, stabilization, or conversion occurs.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Based on an analysis of tax positions taken for all open tax reporting years, the Company has recorded a liability in the amount of $11,034,375 and $14,711,816 as of June 30, 2021 and December 31, 2020, respectively, related to uncertainty regarding a tax holiday application filed with respect to its Mauritius subsidiary. In accordance with ASC 740, the remeasurement of the liability during the three and six months ended June 30, 2021, is considered an income tax benefit, and is recorded on the Unaudited Condensed Consolidated Statements of Operations. The Company will continue to monitor the application process in this jurisdiction and adjust this liability accordingly.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its unaudited interim condensed consolidated financial statements and assures that there are proper controls in place to ascertain that the Company's unaudited interim condensed consolidated financial statements properly reflect the change.

As of June 30, 2021, management has evaluated other recently issued accounting pronouncements and determined there have been no changes from disclosures in the Company's most recent audited consolidated financial statements for the year ended December 31, 2020.

Note 4 - Fair Value Measurement

The Company’s financial instruments include cash and cash equivalents, accounts payable, debt securities, and short-term debt. The fair values of cash and cash equivalents, collateral receivable, and accounts payable approximate their stated amounts because of the short maturity of these financial instruments.

The following table presents the fair value hierarchy for those assets and liabilities the Company measured at fair value on a recurring basis:

	June 30, 2021			December 31, 2020
	Fair Value Measurements			Fair Value Measurements
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity securities:
Investments	$31,365,105	$—	$—	$—	$32,685,804	$—
Total assets	$31,365,105	$—	$—	$—	$32,685,804	$—

Liabilities
Derivatives:
Covered call options	—	—	—	—	—	2,270,496
Total derivatives	—	—	—	—	—	2,270,496

Other:
Digital assets payable	—	1,542,640	—	—	4,348,512	—
Collateral due to customer	—	96,691,978	—	—	39,547,465	—
Settlement liability	—	—	5,125,000	—	—	5,124,000
Total liabilities	$—	$98,234,618	$5,125,000	$—	$43,895,977	$7,394,496

Note 5 – Collateralized Loans Receivable and Allowance for Loan Losses

In the ordinary course of business, the Company enters facilities to borrow digital assets and US dollars in order to lend to counterparties, thus earning a return through the spread between its borrowing and lending rates. The Company also lends digital assets and U.S. dollars held in its own accounts.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At the time of origination, loans are over-collateralized with digital assets the Company determines from time to time to be acceptable collateral. As of June 30, 2021, the digital assets the Company accepted as collateral included Bitcoin, Ethereum, Litecoin, SALT, Dash, Bitcoin Cash, USD Coin, Dogecoin, PAX Gold, Paxos Standard and TrueUSD. The Company previously accepted XRP as collateral and, since the SEC investigation of XRP, has stopped accepting XRP as collateral for new loans. Borrowers make monthly loan payments of interest, or principal and interest. The interest rate is set by the Company and is impacted by loan terms and amounts. Once a loan application is approved, a loan is created when a borrower sends collateral to the Company’s cold storage collateral wallet (the “Salt Custody Wallet”) and funds are disbursed to the borrower’s bank account or stablecoin to the borrower’s whitelisted digital asset wallet address. During the term of the loan, the Company may repledge borrower’s collateral and move it out of the Salt Custody Wallet. Total borrower collateral repledged of $96,691,978 and $39,547,465 is presented at fair value on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020, respectively. According to its consumer loan agreements, the Company has the ability to sell or liquidate the borrower’s collateral assets to repay the loan principal if a margin call is not cured as required under the contractual terms ("liquidation model"). If the threshold for collateral liquidation is surpassed, Salt Lending may liquidate certain of the collateral assets or, in certain circumstances, stabilize the collateral assets. As of September 30, 2020, the Company switched from a liquidation model to a stabilization model. If stabilization is engaged for a loan and a margin call is not met, the borrower’s collateral assets will be converted to a fixed value digital asset, commonly referred to as a stablecoin, in lieu of liquidation ("stabilization model"). The borrower can subsequently convert the collateral assets back to the original form of digital asset after depositing additional collateral or repaying the loan principal in order to meet the margin call requirements. Liquidation fees and stabilization fees range from 0.00% to 5.00%, of the liquidated or stabilized amount, when a loan reaches an LTV of 90.91%, and the borrower’s collateral is sold for stablecoin to stabilize the collateral value and mitigate against further losses.

For the three months ended June 30, 2021 and 2020, the Company received $893,224 and $4,053, respectively in stabilization and liquidation fees. For the six months ended June 30, 2021 and 2020, the Company received $896,148 and $137,980, respectively in stabilization and liquidation fees. Borrowers have the option to either liquidate their stablecoin to satisfy the outstanding loan obligation or repurchase digital asset collateral using the stablecoin if the value of the digital asset collateral returns to sufficient levels to meet collateral requirements for the loan obligation. In the event a borrower is delinquent on a monthly payment, the Company has the ability to liquidate a portion of the collateral to satisfy the missed payment.

The Company does not recognize its digital asset-backed loans extended as sale transactions as defined by ASC 860. Upon the maturity of a digital asset-backed loan, the Company expects to receive back the borrowed amount it originally extended as a loan and the Company will return the borrower’s collateral. In addition, the Borrower can generally prepay the loan(s) at any time by providing three business day notice. Borrowers are required to post collateral in select digital assets.

As of June 30, 2021, there were 12 loans with an LTV over 90.91% totaling an unpaid principal balance of $2,362,946. There were no material unpaid principal balances that had an LTV over 90.91% as of December 31, 2020.

The Company values its collateralized outstanding loans at par, shown at principal values. Interest receivable on loans in the amount of $155,766 and $32,520 is presented on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020, respectively. Loans are secured by digital assets, and represent the collateral for loans. The Company originates loans at various LTVs to over-collateralize the loan and protect the lender. A margin call notice is triggered when an LTV of 83.33% is breached and notifies the borrower to post additional collateral or make a payment to cure the margin call to an LTV of 70.00% within 48 hours of notice. Prior to September 30, 2020, an immediate liquidation of collateral was triggered when an LTV of 90.91% is breached. When the established trigger described above is breached, the Company will facilitate a liquidation of collateral to cure the loan to the LTV level as described in the master loan agreement with the appropriate cash proceeds immediately remitted to the Company. The Company has the option to act as the buyer of digital assets during a liquidation and purchase the borrower’s collateral at fair value and satisfy the loan obligation. A summary of loans receivable by expected future cash flows is presented below:

			Principal Payments As Of
Receipt of Payments			June 30, 2021	December 31, 2020
0	to	12 months	$47,625,173	$15,271,554
12	to	24 months	778,827	1,982,471
24	to	36 months	46,396	3,000,000
Total			$48,450,396	$20,254,025

LTV ratios range from 5.21% to 98.16% and 1.81% to 73.80% as of June 30, 2021 and December 31, 2020, respectively.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At June 30, 2021 and December 31, 2020, the collateral received to secure the loan receivable balance as of each period end was $123,886,658 and $60,226,452, respectively. As of June 30, 2021 and December 31, 2020, a portion of the collateral balance was repledged, resulting in a corresponding liability of $96,691,978 and $39,547,465, respectively, which is included in the digital asset collateral due to customer on the Unaudited Condensed Consolidated Balance Sheet. There is a risk that investments or financing made with borrower collateral could be worth less than the underlying borrower collateral, in which case the Company would have to use digital assets in its treasury or purchase additional digital assets to repay borrower collateral.

A summary of total collateral received to secure the loan receivable balance by digital asset type is presented below:

Collateral Type	June 30, 2021	December 31, 2020
BTC	$98,438,139	$46,062,070
ETH	17,091,470	10,040,956
SALT	239,768	1,285,556
LTC	759,045	985,747
DASH	475,650	590,487
BCH	1,288,457	508,179
XRP	383,431	444,691
Other	5,210,698	308,766
Total	$123,886,658	$60,226,452

A summary of total collateral received to secure the loan receivable balance by loan type is presented below:

Loan Type	June 30, 2021	December 31, 2020
Consumer	$70,802,046	$41,378,056
Business	53,084,612	18,848,396
Total	$123,886,658	$60,226,452

A summary of collateral repledged is presented below:

Activity	Collateral Type	June 30, 2021	December 31, 2020
Repledged for investing	BTC	$32,095,928	$26,091,072
Repledged for investing	ETH	6,192,983	1,106,909
Repledged for financing	BTC	48,909,625	12,349,484
Repledged for financing	ETH	3,332,962	—
Repledged for financing	USDC	3,955,715	—
Repledged for financing	Other	2,204,765	—
Total		$96,691,978	$39,547,465

Allowance for Loan Losses

An allowance for loan losses is established with respect to loans held for investment through periodic charges to the provision for loan losses. Loan losses are charged against the allowance for loan losses when management believes that the future collection of principal is unlikely. To date, the Company does not have any experience with losses on the portfolio and therefore has not recorded an allowance for loan losses in the periods presented.

Management classifies the pools of loans into small, risk categories based on their original LTV and continues to monitor the current LTV on a recurring basis. The allowance is subjective as it requires material estimates, including such factors as historical trends. Other qualitative factors considered may include items such as uncertainties in the digital asset market, changes in the composition of our lending portfolio, business conditions and emerging trends. Recovery of the carrying value of loans is dependent to a great extent on conditions that may be beyond our control. Although the Company has not experienced any losses on the portfolio to date, any combination of the previously described factors may affect our loan portfolio resulting in potential loan losses and could require an allowance for loan loss, which could impact future periods.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Based on the Company's review of historical data, Management has been able to liquidate collateral and recover principal, interest, and a liquidation fee and have not incurred any losses on the outstanding loans of the portfolio. The Company also over collateralizes its loans with digital assets, which allows the Company to liquidate the principal owed and limits market volatility in the event of a liquidation. As of June 30, 2021 and December 31, 2020, the Company had no loans in default. As a result, the Company has determined that no allowance for loan loss is necessary as of June 30, 2021 and December 31, 2020, respectively.

Note 6 – Digital Assets, net

The following table summarizes the Company’s digital asset holdings as of June 30, 2021:

Asset	Estimated Useful Life	Gross Carrying Amount	Impairment	Reserve	Digital Assets, Net
Digital asset holdings	Indefinite	$12,144,420	$(2,539,044)	$(18,052)	9,587,324

The following table summarizes the Company’s digital asset holdings as of December 31, 2020:

Asset	Estimated Useful Life	Gross Carrying Amount	Impairment	Reserve	Digital Assets, Net
Digital asset holdings	Indefinite	$5,275,598	$(1,079,833)	$(32,642)	$4,163,123

Changes in the Company's digital asset holdings for the six months ended June 30, 2021 and for the year ended December 31, 2020 were as follows:

January 1, 2020	$1,982,555
Acquisitions	60,073,526
Disposals	(50,137,806)
Impairment	(7,755,152)
December 31, 2020	$4,163,123
Acquisitions	48,857,130
Disposals	(40,019,063)
Impairment	(3,413,866)
June 30, 2021	$9,587,324

The Company recorded impairment expense of $2,933,780 and $1,473,118 for the three months ended June 30, 2021 and 2020, and $3,413,866 and $2,446,718 for the six months ended June 30, 2021 and 2020, respectively.

In the normal course of business, the Company purchases and sells digital assets including BTC, ETH, USDC, TUSD, BCH, LTC, DASH, PAX, and PAXG for purposes of treasury management. The Company transacts with digital asset exchanges, over the counter markets and at times with borrowers of digital asset collateralized loans. Digital assets are acquired or sold with various trading parings including cash, stablecoins or other digital assets.

Note 7 - Harmonic Acquisition

On January 19, 2021 (the "Acquisition Date"), the Company entered into a Membership Interest Purchase and License Agreement ("Purchase Agreement") to purchase all outstanding membership interest in Harmonic Technologies LLC ("Harmonic") from P3K LLC ("P3K"), a related party. The Purchase Agreement also entitles the Company to a license to use, improve, and exploit the software platform owned by P3K. The purchase price consists of 1,708,870 shares of the Company's common stock, paid to P3K in three installments based on the achievement of certain performance milestones. On April 6, 2021, the first milestone was completed, and the Company issued 427,218 shares to P3K. On May 17, 2021, the second milestone was completed, and the Company issued an additional 427,217 shares to P3K. As of June 30, 2021, 854,435 shares have been issued as the first and second milestones were completed. As of September 30, 2021, P3K owns 7.8% of the outstanding common shares of the Company.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has determined that the transaction is an asset acquisition, and the acquired license is an in process research and development asset. Accordingly, the purchase price will be expensed on the Acquisition Date and presented in technology and development on the Unaudited Condensed Consolidated Statements of Operations. The total purchase price of $766,151 consists of $624,737 in shares of common stock to be paid upon completion of each of the three milestones, and $141,414 in transaction costs related to the purchase. For the three and six months ended June 30, 2021, the Company incurred $— and $766,151, respectively, of technology and development expense related to the asset acquisition. For the three months ended June 30, 2021, 854,435 shares of common stock were issued with a fair value of $316,465, in connection with the completion of the aforementioned two milestones. For the six months ended June 30, 2021, 854,435 shares of common stock were issued with a fair value of $316,465 and contingent consideration of $308,271, in connection with the completion of the aforementioned two completed milestones.

In addition to shares issued, the Company is also required to make quarterly cash payments in the amount of 40% of the Company's gross trading profits derived from trading strategies acquired in the acquisition. The Company is to make the payments to P3K until a total of $1,500,000 in cash has been paid. These payments are not included as part of the purchase price, and will be recorded on a quarterly basis, when the contingency is resolved and the consideration becomes payable.

In April 2020, the Company entered into an investment management agreement (“IMA”) with Harmonic. The Company deposited both cash and treasury digital assets into accounts accessible by Harmonic as the investment manager. Additionally, in September 2020, the Company opened a Separately Managed Account (“SMA”) with Harmonic as the investment manager. The SMA is funded with repledged customer collateral. The purpose of both accounts is to earn gains on the assets through various trading strategies including spot trades, BTC swaps, digital asset options, and covered call options. Prior to the acquisition, the Company was required to pay a monthly incentive allocation fee equal to 25% of the net profits on the assets invested in both the IMA and SMA. For the three and six months ended June 30, 2021 and 2020, the Company did not incur any expense related to the incentive allocation fee. As of June 30, 2021 and December 31, 2020, the Company accrued incentive allocation fees totaling $— and $323,295, respectively, which is presented as a component of accounts payable and accrued expenses on the Unaudited Condensed Consolidated Balance Sheet. As of June 30, 2021, the Company paid $31,551 of the outstanding payable and the remaining payable balance of $291,744 was forgiven and recorded as other income on the Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2021.

Note 8 – Investments

During the year ended December 31, 2020, the Company began purchasing shares of the Grayscale Bitcoin Trust ("GBTC") and Grayscale Ethereum Trust ("ETHE") (collectively, the "Grayscale Shares"). The Company uses both treasury assets and customer collateral to purchase the shares. Shares of GBTC and ETHE have a six month lock-up period (ending between May 15, 2021 and June 24, 2021) before investors can sell the shares. In accordance with ASC 820, the Company records the shares at fair value based on the share price per the over-the-counter stock market, less the discount for lack of marketability due to the lock-up period. Given the lock-up period expired on June 30, 2021, the discount rate used for the period was 0%. As a discount adjustment is no longer being applied to these shares, the shares are included in Level 1 of the valuation hierarchy. During the three months ended June 30, 2021, as the Grayscale shares were unlocked, the Company moved all of its shares of GBTC and ETHE to a TradeStation Securities ("TradeStation") operational account and subsequently repledged a portion of its shares of GBTC to TradeStation as collateral in exchange for BTC. The Company received 3 BTC as of June 30, 2021 and 97 BTC as of July 9, 2021. In July 2021, the Company repledged the remainder of its shares of GBTC from its operational account to TradeStation as collateral in exchange for 440 BTC received July 16, 2021, and 55 BTC received July 19, 2021. The shares moved to the operational account are presented within investments and the repledged collateral is presented within collateral receivable on the Unaudited Condensed Consolidated Balance Sheet. As a result, the balance in GBTC and ETHE at June 30, 2021 was $25,088,876 and $3,250,674, respectively. The balance of GBTC and ETHE at December 31, 2020 was $30,861,387 and $1,824,417, respectively. Unrealized (losses) gains for the three months ended June 30, 2021 related to the investments of GBTC and ETHE was $(16,457,509) and $885,307, and for the six months ended June 30, 2021 was $1,598,247 and $1,426,257, respectively, and are included in unrealized gain on investments on the Unaudited Condensed Consolidated Statements of Operations. The Company held no shares of GBTC or ETHE during the three and six months ended June 30, 2020.

In February 2021, the Company invested 1,500 ETH for 84,702 shares in the 3iQ Ether Fund. In accordance with ASC 820, the Company records the shares at fair value based on the share price per the over-the-counter stock market. The balance in the 3iQ Ether Fund as of June 30, 2021 was $3,025,555. Unrealized gain for the three and six months ended June 30, 2021 related to the investment of 3iQ Ether Fund was $264,736 and $411,160, respectively, and are included in unrealized gain on investments on the Unaudited Condensed Consolidated Statements of Operations.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 – Derivatives

The breakdown of the Company's derivatives portfolio, including their respective maturity, as of June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021		December 31, 2020
Type of Derivative	Notional Amount	Fair Value	Notional Amount	Fair Value
Covered call options	$—	$—	$3,585,500	$(2,270,496)
	$—	$—	$3,585,500	$(2,270,496)

	June 30, 2021			December 31, 2020
	Term to Maturity			Term to Maturity
Type of Derivative	Within 1 year	1 through 5 years	Over 5 years	Within 1 year	1 through 5 years	Over 5 years
Covered call options	$—	$—	$—	$2,270,496	$—	$—
	$—	$—	$—	$2,270,496	$—	$—

Covered Call Options

The covered call options are deemed to be Level 3 liabilities as one or more of the inputs are unobservable and significant to their fair value measurement. No options were outstanding as of June 30, 2021. The exercise price of the options outstanding as of December 31, 2020 is $17,750. The fair value of the covered call options represents the change in the intrinsic value of the outstanding options utilizing the price of Bitcoin at December 31, 2020. The volatility of the underlying digital asset is a driving factor in the fair value. An increase in volatility generally increases the value of the option, while a decrease will generally decrease its value.

The changes in covered call options (Level 3 financial instruments) measured at fair value on a recurring basis for the six months ended June 30, 2021 were as follows:

Balance at December 31, 2020	$2,270,496
Fair value adjustment	2,358,364
Repurchase of covered call options	(4,628,860)
Balance at June 30, 2021	$—

For the three and six months ended June 30, 2021, the Company recognized $— and $173,678, respectively, of income related to the sale of covered call options. The Company also recorded a realized loss on covered call options of $— and $2,358,364 based on the change in fair value of open covered call option positions for the three and six months ended June 30, 2021, respectively. The Company held no covered call options during the three and six months ended June 30, 2020.

Digital Asset Options

The digital asset options are deemed to be Level 3 liabilities as one or more of the inputs are unobservable and significant to their fair value measurement. No options were outstanding as of December 31, 2020. The fair value of the digital asset option represents the change in the intrinsic value of the outstanding options utilizing the price of Bitcoin and Ethereum at June 30, 2021. The volatility of the underlying digital assets is a driving factor in the fair value. An increase in volatility generally increases the value of the option, while a decrease will generally decrease its value.

The changes in digital asset options (Level 3 financial instruments) measured at fair value on a recurring basis for the for the six months ended June 30, 2021 were as follows:

Balance at December 31, 2020	—
Fair value adjustment	(11,200)
Close digital asset options position	$11,200
Balance at June 30, 2021	$—

For the six months ended June 30, 2021, the Company recorded a realized loss on digital asset options of $2,173,486 and a realized gain on digital asset options of $11,200 for the three months ended June 30, 2021, based on the change in fair value of open digital asset option positions. The Company held no digital asset options during the three and six months ended June 30, 2020.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 - Collateral Receivable

Digital Asset Collateral Receivable

In June 2020, the Company began repledging customer collateral by entering into short-term loans with a counterparty. In accordance with ASC 860, upon repledging, the Company recognizes an asset for the receivable from the counterparty (within collateral receivable on the balance sheet) and a liability for the collateral due to customer. The receivable is recorded at cost and the liability is marked-to-market on a quarterly basis. During the three and six months ended June 30, 2021, a fair value adjustment of $26,529,194 and $(1,806,617), respectively, was recorded. As of June 30, 2021 and December 31, 2020, the balance of the digital asset collateral receivable was $63,242,493 and $7,298,763, respectively.

Cash Collateral Receivable

In December 2020, the Company began to borrow and lend digital assets with a counterparty. When assets are borrowed from the counterparty, cash is provided to the counterparty as collateral. Upon distribution of cash collateral, the Company records an asset for the cash collateral receivable from the counterparty (within collateral receivable on the balance sheet). As of June 30, 2021 and December 31, 2020, the balance of the cash collateral receivable was $— and $2,025,000, respectively.

Note 11 – Notes Payable

The following table summarizes the Company's notes payable:

				June 30, 2021
	Currency	Balance as of December 31, 2020		Notes Issued	Note Payments	Balance as of June 30, 2021
Digital asset notes payable
Fixed Term Loan of Virtual Currency I	USDC	$8,500,000		$—	$—	$8,500,000
Fixed Term Loan of Virtual Currency II	USDC	—		1,800,000	(1,800,000)[1]	—
Fixed Term Loan of Virtual Currency III	USDC	—		1,200,000	(1,200,000)	—
Fixed Term Loan of Virtual Currency IV	USDC	—		1,000,000	(1,000,000)	—
Open Term Loans of Virtual Currency I	USDC	—		12,700,000	(1,200,000)	11,500,000
Open Term Loan of Virtual Currency II	USDC	—		2,200,000	(2,200,000)	—
Open Term Loans	USD	—		21,900,000	—	21,900,000
Fixed Term Loan I	USD	—		7,878,000	(7,878,000)[2]	—
Fixed Term Loan IV	USD	—		1,510,500	(1,510,500)	—
Fixed Term Loan V	USD	—		2,016,000	(2,016,000)	—
Fixed Term Loan VI	USD	—		4,080,000	(4,080,000)	—
Fixed Term Loan VII (fka Fixed Term Loan II & III)	USD	—		3,211,200	(3,211,200)	—
Total digital asset notes payable		8,500,000		59,495,700	(26,095,700)	41,900,000
Paycheck Protection Program Note Payable	USD	1,199,900		—	—	1,199,900
Participation Agreement Note Payable	USD	1,830,054	[3]	4,169,946	(300,000)	5,700,000
Credit Facility Note Payable	USD	—		2,925,524	(2,925,524)	—
Total notes payable		$11,529,954		$66,591,170	$(29,321,224)	$48,799,900

1 The Company repaid the digital asset loan with US dollars.

2 The Company repaid $4,600,000 of the USD loan in digital assets and $3,278,000 in US dollars.

3 As of December 31, 2020, the balance of the Participation Agreement includes accrued interest on the loan of $30,054.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Future principal repayments are as follows:

Years ending June 30,	Amount
2022	14,200,000
Other[4]	34,599,900
Total	$48,799,900

Digital Asset Notes Payable

As of June 30, 2021 and December 31, 2020, the outstanding balance on the digital asset notes payable was $41,900,000 and $8,500,000, respectively, which is presented in Notes Payable on the Unaudited Condensed Consolidated Balance Sheet. For the six months ended June 30, 2021 and June 30, 2020, the Company recorded interest expense of $808,686 and $—, respectively, which is included as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations. For the three months ended June 30, 2021 and 2020, the Company recorded interest expense of $556,313 and $—, respectively, which is included as a component of interest expense on the Unaudited Condensed Consolidated Statement of Operations. As of June 30, 2021 and December 31, 2020, accrued interest was $293,558 and $—, respectively on the Unaudited Condensed Consolidated Balance Sheet.

Fixed Term Loans of Virtual Currency

On June 25, 2020, the Company entered into a fixed term loan of digital assets (“Fixed Term Loan of Virtual Currency I”) with a counterparty. The Company borrowed 5,000,000 USDC with interest at a rate of 5.50%. On July 24, 2020, the Company entered into an additional 3,500,000 USDC loan with the counterparty. The original maturity date of the loan was April 23, 2021. On April 23, 2021, the maturity date was extended through May 28, 2021 and the interest rate was increased to 6%. Interest is accrued daily and is calculated on a 360-day basis. On May 28, 2021, the maturity date of the loan was extended through August 27, 2021 and the interest rate was increased to 6.5%. On August 27, 2021, the maturity date was extended through September 27, 2021 and the interest rate remained at 6.5%.

On February 17, 2021, the Company entered into a non-interest bearing fixed term digital asset loan ("Fixed Term Loan of Virtual Currency II") with a counterparty. The loan was collateralized using repledged customer digital asset collateral. The Company borrowed 1,800,000 USDC. The loan matured on April 30, 2021. Upon maturity the existing loan was rolled into a new non-interest bearing open term digital asset loan. On June 24, 2021, the Company repaid the principal of the loan of $1,800,000 in USD.

On March 25, 2021, the Company entered into a fixed term digital asset loan ("Fixed Term Loan of Virtual Currency III") with a counterparty. The loan was collateralized using repledged customer digital asset collateral. The Company borrowed 1,200,000 USDC with interest at a rate of 11%. The loan matured on May 12, 2021. As of the maturity date, the loan was rolled into an open-term loan and was repaid as of June 30, 2021.

On April 6, 2021, the Company entered into a fixed term digital asset loan ("Fixed Term Loan of Virtual Currency IV") with a counterparty with a maturity date of July 6, 2021. The Company borrowed 1,000,000 USDC with an interest at a rate of 11%. Interest is accrued daily and is calculated on a 360-day basis. As of June 30, 2021 the Company repaid the principal and interest due on the loan.

Open Term Loans of Virtual Currency

Starting in February 2021, the Company entered into open term loans ("Open Term Loans of Virtual Currency I"), with TradeStation, for a total of 12,700,000 USDC as of June 30, 2021, with interest at a rate of 9%. The loans were collateralized using repledged customer digital asset collateral. In May 2021, the Company repaid 1,200,000 USDC of the principal balance. As of June 30, 2021 the remaining principal and interest due on the loan were outstanding.

On February 25, 2021, the Company entered into an open term loan (“Open Term Loans of Virtual Currency II”) with a counterparty. The loan was collateralized using repledged customer digital asset collateral. The Company borrowed 2,200,000 USDC with interest at a rate of 19.50%. As of June 30, 2021, the Company repaid the principal and interest due on the loan.

4 Other includes the future principal repayments for the Open Term Loans and Open Term Loans of Virtual Currency.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Open Term Loans

In June 2021, the Company entered into open term loans ("Open Term Loans") for a total of $21,900,000, with $14,900,000 of the principal borrowed at an interest rate of 11.5% and $7,000,000 borrowed at an interest rate of 8.5%. The loans were collateralized using repledged customer digital asset collateral. As of June 30, 2021, the balance remains outstanding.

Fixed Term Loans

On January 8, 2021, the Company entered into a fixed term loan ("Fixed Term Loan I") with a counterparty. The loan was collateralized using repledged customer digital asset collateral. The Company borrowed $7,878,000 with interest at a rate of 6%. The original maturity date was February 26, 2021. On February 26, 2021, the maturity date was extended to March 26, 2021. On March 25, 2021, the loan was partially paid off and had a balance of $3,341,456 with interest at a rate of 6%. The maturity date was extended to April 30, 2021. The remaining balance was rolled into a new non-interest bearing fixed term loan on April 27, 2021, with a principal balance of $3,356,286, including accrued interest from the previous loan term. The maturity date was extended to May 27, 2021. The new loan was collateralized using the Company's digital assets. On May 27, 2021, the Company repaid the remaining principal on the loan.

On February 17, 2021, the Company entered into a non-interest bearing fixed term loan ("Fixed Term Loan II") with a counterparty. The loan was collateralized using repledged customer digital asset collateral. The Company borrowed $700,000. The loan matured on April 30, 2021.

On March 1, 2021, the Company entered into a non-interest bearing fixed term loan ("Fixed Term Loan III") with a counterparty. The loan was collateralized using repledged customer digital asset collateral. The Company borrowed $1,200,000. The loan matured on April 30, 2021.

Upon maturity of Fixed Term Loan II and III in April 2021, the loans were rolled into a new non-interest bearing open term loan, with additional principal of $1,311,200 ("Fixed Term Loan VII"). As of June 30, 2021, the Company repaid the total principal of the loan of $3,211,200.

On March 8, 2021, the Company entered into a non-interest bearing fixed term loan ("Fixed Term Loan IV") with a counterparty. The loan was collateralized using repledged customer digital asset collateral. The Company borrowed $1,510,500. The loan matured on April 30, 2021. Upon maturity, the existing loan was rolled into a new non-interest bearing open term digital asset loan. As of June 30, 2021, the Company repaid the principal of the loan.

On April 2, 2021, the Company entered into a non-interest bearing fixed term loan ("Fixed Term Loan V") with a counterparty. The Company borrowed $2,016,000 with a maturity date of May 28, 2021, on which date the Company repaid the balance of the loan.

On April 30, 2021, the Company entered into a non-interest bearing fixed term loan ("Fixed Term Loan VI") with a counterparty. The Company borrowed $4,080,000 with a maturity date of May 28, 2021, on which date the Company repaid the balance of the loan.

Paycheck Protection Program Note Payable

In May 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Loan Payable”) with Alpine Bank in the amount of $1,199,900. The PPP Loan Payable was issued to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). Under the Program, all or a portion of the PPP Loan Payable may be forgiven in accordance with the Program requirements. As of June 30, 2021 and December 31, 2020, the outstanding balance on the PPP Loan Payable was $1,199,900, which is presented in Notes Payable on the Unaudited Condensed Consolidated Balance Sheet. The Company has applied for forgiveness for the entire outstanding balance of the PPP Loan Payable and as of the date of this filing has not received forgiveness.

For the six months ended June 30, 2021 and June 30, 2020, the Company recorded interest expense of $5,917 and $2,991, respectively, which is included as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations. For the three months ended June 30, 2021 and 2020, the Company recorded interest expense of $2,958 and $986, respectively, which is included as a component of interest expense on the Unaudited Condensed Consolidated Statement of Operations. As of June 30, 2021 and December 31, 2020, accrued interest was $13,971 and $8,054, respectively on the Unaudited Condensed Consolidated Balance Sheet.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Participation Agreement Note Payable

On July 22, 2020, the Company entered into a Participation Agreement with a counterparty to sell participation interests in certain loans with the Company’s customers. The Company receives consideration from the counterparty in the amount of the percentage of participation interest of each loan. The terms in the agreement do not meet the criteria to qualify as a sale under ASC 860. Accordingly, the loans are not removed from the Company's balance sheet. The cash received from the counterparty in exchange for the participation interest is recorded as a liability. The counterparty is entitled to receive payment from the Company on the loan payable when payment is received from the customer. The Company is also required to pay a participation fee to the counterparty. The participation fee is a certain percentage of the purchase price of the participated underlying, as agreed upon by both parties. As of June 30, 2021 and December 31, 2020, the principal balance of the participation agreement liability was $5,700,000 and $1,800,000, respectively, and is presented in Notes Payable on the Unaudited Condensed Consolidated Balance Sheet. As of June 30, 2021 and December 31, 2020, the accrued interest was $14,084 and $30,054, respectively. Accrued interest is presented in accounts payable and accrued expenses on the Unaudited Condensed Consolidated Balance Sheet. The interest rate was 9.00%, is accrued daily and is calculated on a 360-day basis. For the three months ended June 30, 2021 and 2020, the Company recorded interest expense of $109,040 and $15,456, respectively, and for the six months ended June 30, 2021 and 2020, the Company recorded interest expense of $168,133 and $21,327, respectively, which is included as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations. The loan had an initial maturity date of January 22, 2021. On January 22, 2021, the note amount was increased $1,200,000 to $3,000,000, the maturity date was extended through April 22, 2021 and the interest rate was increased to 9.25%. On April 22, 2021, the note amount was decreased $300,000 to $2,700,000, the maturity date was extended through July 22, 2021 and the interest rate was decreased to 9.00%. On May 22, 2021, the Participation Agreement note payable amount was increased $3,000,000 to $5,700,000, the maturity date was extended through February 22, 2022 and the interest rate was increased to 13.00%.

Credit Facility Note Payable

Starting in February 2021, the Company entered into a credit facility with an exchange and uses credit facilities provided within exchange accounts to conduct trading activity. The credit facilities bear an interest rate of 0.02% per day. The credit facility was repaid in May 2021. The credit facility funds were used to purchase 1,700 ETH. As the ETH is not removable from the exchange until the credit facility is paid back in full and cannot be traded into another digital asset, the balance of ETH is recorded within Digital asset receivable from exchange on the Unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2021, the Company recorded $30,305 and $60,020 of interest expense related to the credit facilities, respectively. The credit facility was repaid in May 2021.

Note 12 - Digital Assets Payable

In December 2020, the Company borrowed 150 Bitcoin from a lender and posted cash collateral (refer to cash collateral in Note 10 - Collateral Receivable for further details related to the collateral receivable). In May 2021, the Company repaid the 150 Bitcoin in exchange for the cash collateral and entered into a new loan agreement to borrow 58 Bitcoin. The 58 Bitcoin is collateralized using repledged customer digital asset collateral. As of June 30, 2021 and December 31, 2020 the outstanding balance on the digital assets payable, at fair value, is $1,542,640 and $4,348,512, respectively. For the three and six months ended June 30, 2021, a fair value adjustment of $4,715,048 and $243,560, respectively, was recorded and is presented as a fair value adjustment on digital assets payable on the Unaudited Condensed Consolidated Statements of Operations.

Note 13 – Commitments and Contingencies

Lease Commitments

Lease agreements are evaluated to determine if they are capital leases meeting any of the following criteria at inception: (a) transfer of ownership; (b) bargain purchase option; (c) the lease term is equal to 75 percent or more of the estimated economic life of the leased property; or (d) the present value at the beginning of the lease term of the minimum lease payments equals or exceeds 90 percent of the of the fair value of the leased property to the lessor at lease inception.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company entered into an operating lease for a portion of the 11th floor, located at 1875 Lawrence Street, Suite 1100, Denver, Colorado (the “1875 Lawrence Street lease”). The 1875 Lawrence Street lease is for approximately 6,785 square feet of floor space which began on March 31, 2018, expires on February 29, 2024 and requires monthly rental payments. The Company provided a $25,000 security deposit to the landlord as part of the lease.

The Company entered into a sublease for the 1875 Lawrence Street lease property which began on July 1, 2018, expires on February 29, 2024 and requires the tenant to make monthly rental payments (the “1875 Lawrence Street sublease”).

The Company entered into an operating lease for the 42nd floor, located at 707 17th Street, Suite 4200, Denver, Colorado (the “707 17th Street lease”). The 707 17th Street lease is for approximately 25,523 square feet of floor space which began on July 30, 2018, expires on January 1, 2025 and requires monthly rental payments. As part of the terms of the lease between the Company and the landlord, a $900,000 Letter of Credit was issued to the landlord from one of the Company’s banks. The Company maintains $900,000 of cash deposits with that bank to backstop the Letter of Credit and to obtain lower costs on the Letter of Credit.

The Company entered into an operating lease for the 3rd floor, located at Tower 1, NeXTeracom, Cybercity, Ebene, Mauritius (the “Mauritius lease”). The Mauritius lease is for approximately 1,732 square feet of floor space which began May 15, 2018, expires May 14, 2021 and requires monthly rental payments. The Company provided a $9,926 security deposit to the landlord as part of the lease.

After the Company relocated its main office from the 1875 Lawrence Street property to the 707 17th Street property, the Company had office space at 1875 Lawrence Street that was no longer needed, so the Company sublet the full office space to an unrelated party through 2024. The 1875 Lawrence Street sublease requires the current subtenant to make monthly rental payments to the Company.

Rent expense is recorded on the straight-line basis. Rent expense in excess of amounts paid is recognized as deferred rent. The table below represents rent expense by office:

	Three Months Ended June 30,		Six Months Ended June 30,
Office	2021	2020	2021	2020
707 17th Street	$249,463	$247,930	$514,292	$486,999
1875 Lawrence Street	57,249	55,977	114,497	111,953
NeXTeracom Tower 1. Ebene CyberCity, Mauritius	7,443	6,424	15,108	14,741
Less: 1875 Lawrence Street sublease	(57,249)	(55,977)	(114,497)	(111,953)
Total rent expense (net of sublease)	$256,906	$254,354	$529,400	$501,740

Rent expense is recorded in selling, general, and administrative expense in the Unaudited Condensed Consolidated Statements of Operations. Deferred rent as of June 30, 2021 and December 31, 2020 was $382,171 and $422,115, respectively.

Litigation

From time to time, the Company may be a defendant or plaintiff in various legal actions which arise in the normal course of business. As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Regulatory Compliance

The Company is subject to various regulatory requirements from individual state regulators, the Consumer Financial Protection Bureau (the “CFPB”), the SEC, as well as other federal and state authorities.

On February 5, 2018, the SEC issued a formal order of investigation to investigate, among other things, events surrounding Salt Tokens on the Salt Platform by the Company and whether such sales violated Sections 5(a) and 5(c) and 17(a) of the Securities Act of 1933 and Sections 10(b) and 15(a) of the Exchange Act and Rule 10b-5 thereunder. On March 6, 2018, the SEC issued a subpoena for documents to the Company in connection with the investigation.

On September 30, 2020, the Company entered into a settlement order with the SEC (the “Settlement Order”) related to the determination by the SEC that Salt Tokens were “securities”.

Pursuant to the Settlement Order, the Company agreed to the following:

•

File a Form 10 to register the Salt Tokens as a class of securities and maintain timely filings of all reports required by Section 13(a) of the Securities Act of 1934 for at least one year from the date the Form 10 becomes effective (the “Effective Date”) and continue these filings until the Company is eligible to terminate its registration

•

Distribute a refund claim form to any person or entity that purchased Salt Tokens in the Initial Coin Offering (“ICO”) before and including December 31, 2019 to recover the consideration paid for the Salt Tokens, including interest, as described below

•	Provide monthly reports to the SEC which include the amount of the claims paid, and any claims not paid as well as the reasons for non-payment
•	Pay a penalty of $250,000 to the SEC
•	Submit to the SEC a final report of its handling of all claims received within seven months from the Effective Date of the Form 10 filing

In conjunction with the Settlement Order with the SEC, parties who obtained Salt Tokens from the Company on or before December 31, 2019 (the “Potential Salt Token Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon pursuant to a claims process to be conducted by the Company. The Company must distribute by electronic means claim forms to the Potential Salt Token Claimants within 60 days of the filing of the Company’s registration statement on Form 10 or the date that the Form 10 becomes effective, whichever is sooner. The Potential Salt Token Claimants must submit claims forms within three months of this date (the “Claim Form Deadline”). The Company must settle all valid claims within three months of the Claim Form Deadline.

The total amount of digital assets received in the ICO from the Potential Salt Token Claimants, less amounts previously refunded, was $44.4 million which, upon receipt, was recorded as a Salt Token liability in the accompanying Unaudited Condensed Consolidated Balance Sheets. The amount of interest the Company will be obligated to pay is dependent on the amount of valid refund claims submitted by the Potential Salt Token Claimants. As a result, the Company is unable to reasonably estimate the amount of interest that will be paid and has not recorded a related liability in the accompanying unaudited interim condensed consolidated financial statements.

In addition, if certain holders of Salt Tokens affirmatively reject or fail to accept the offer pursuant to claims process, they may have a right under the Securities Act of 1933 (the “Securities Act”) after the expiration of the claims process. Consequently, should any offerees reject the offer pursuant to the claims process, expressly or by failing to timely return a claim, the Company may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the Salt Tokens have been sold. It may also be possible that by not disclosing that the Salt Tokens were unregistered, and that they may face resale or other limitations, the Company may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may pay additional fines or penalties or other amounts in other jurisdictions.

Surety Bonds

During the normal course of business, the Company must purchase surety bonds in connection with certain required state and local licenses and regulations. As of June 30, 2021, and December 31, 2020, the Company has been issued approximately $690,000 and $625,000, respectively, in surety bonds and there have been no claims against such bonds.

Indemnification

The Company has provided certain indemnifications during the normal course of business to individuals and counterparties when they act in good faith and in the best interest of the Company. The Company is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim but expects the risk of having to make any payments under these general business indemnifications to be remote and therefore does not consider it necessary to record a liability.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14 – Risk and Uncertainties

The Company's investing activities expose it to various types of risk that are associated with the financial instruments and markets in which it invests. The significant types of financial risks to which the Company is exposed include, but are not limited to market risk, industry risk, liquidity risk, concentration risk, credit risk and digital asset risk. Certain aspects of those risks are addressed below:

Concentration Risk

The Company participates in a limited number of investments and, as a consequence, the aggregate return of the Company may be materially and adversely affected by the unfavorable performance of even a single investment.

As of June 30, 2021, the Company's investment balance was comprised of 10% related to the 3iQ Ether Fund and 90% related to the investments in the Grayscale Trusts, with 80% in the Grayscale Bitcoin Trust (GBTC) and 10% in the Grayscale Ethereum Trust (ETHE). As of December 31, 2020, the investments in the Grayscale Trusts represented 100% of the Company's investments balance, with 94% in the Grayscale Bitcoin Trust (GBTC) and 6% in the Grayscale Ethereum Trust (ETHE).

As of June 30, 2021 two borrowers represented 11% and 24% of the Company's total loans receivable balance. As of December 31, 2020, one borrower represented and 27% of the Company's total loans receivable balance.

The Company had one borrower representing 11% of the Company's total interest income for the six months ended June 30, 2021. There were no borrowers representing greater than 10% of total interest income for the three months ended June 30, 2021. The Company had one borrower representing 11% of the Company's total interest income for the three months ended June 30, 2020, and two borrowers representing 20% and 16% of the Company's total interest income for the six months ended June 30, 2020.

Note 15 – Related Party Transactions

On April 11, 2019, the Company entered into a Release Agreement (the “First Release Agreement”) with a founder, former executive of the Company and current member of our Board of Directors, whereby the Company agreed to pay $150,000 at execution of the First Release Agreement for dismissal of any pending claims against the Company. Additionally, the Company paid $600,000 on April 12, 2019 pursuant to the execution of the First Release Agreement in consideration for the option to purchase 1,250,000 shares held by the executive within 24 months with an exercise price equal to the greater of (i) $4.10 and (ii) the price determined by an independent valuation firm at the time of exercise. In September 2021, the Company and such founder amended and restated the First Release Agreement, which changed the price the Company must pay for the shares upon exercise of such option to be the price determined by an independent valuation firm based on its fair market valuation of Salt under Section 409A of the Internal Revenue Code. The Company recorded a liability for the stock purchase option of $4,888,000, which is presented within settlement liability on the Unaudited Condensed Consolidated Balance Sheet. As of June 30, 2021, and December 31, 2020, the fair value of the stock purchase option was $5,125,000 and $5,124,000, respectively. Changes in fair value of the settlement liability are presented in Other (expense) income, net on the Unaudited Condensed Consolidated Statements of Operations. The fair value of the stock purchase option was calculated using a discounted cash flow model utilizing the remaining term of the purchase option, treasury bond rates as the risk free rate. The expected purchase price was calculated using the option price floor of $4.10.

The First Release Agreement also provided that the Company will pay an amount of $5,000,000 in the event that certain valuation thresholds of the Company are achieved. However, the amendment and restatement of the First Release Agreement removed such obligation.

The changes in the settlement liability (Level 3 financial instruments) measured at fair value on a recurring basis for the six months ended June 30, 2021 were as follows:

Balance at December 31, 2020	$5,124,000
Change in fair value	1,000
Balance at June 30, 2021	$5,125,000

During 2021 and 2020, employees of the Company were permitted to receive a loan from the Company secured by digital assets after completing the underwriting process. The Company's underwriting process comprises of standard underwriting procedures to determine if the Company can issue a loan to the related party.

As of June 30, 2021 seven fixed-term USD loans were outstanding with related parties of the Company, including a former executive and founder and current and former employees, for $894,000 with interest at a rate between 1.00% and 15.95% and maturing between November 15, 2021 and June 15, 2022. As of December 31, 2020, six fixed-term USD loans were outstanding with related parties of the Company for a total of $497,550. The loan to the founder and former executive carries an annual percentage rate ( "APR") of 0.90%. In May 2021, the founder and former executive refinanced the loan and increased the total amount borrowed to $700,000, which carries an APR of 5.90%.

During the three and six months ended June 30, 2021, the Company earned interest income of $8,874 and $9,255, respectively, and during the three and six months ended June 30, 2020, the Company earned interest income of $61 and $137, respectively, which is included in interest income on the Unaudited Condensed Consolidated Statements of Operations.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through October 19, 2021. The following are material subsequent events:

Employment Agreements with Justin English, Dustin Hull, Dirk Anderson, and Robert Odell

On August 16, 2021, Salt Blockchain Inc. (the “Company”) entered into new employment agreements with Justin English, the Company’s Chief Executive Officer, (the “English Agreement”), Dustin Hull, the Company’s Chief Financial Officer, Dirk Anderson, the Company’s Chief Technology Officer, and Robert Odell, the Company's Chief Product Officer (collectively, such agreements, the “Executive Agreements”).

The English Agreement has a term that extends to the period of Mr. English’s employment with the Company. Under the English Agreement, Mr. English will continue to serve as the Company’s Chief Executive Officer and is entitled to receive an annual base salary of $250,000, effective May 15, 2021 and subject to annual review and adjustment. The Executive Agreements each have a six-month term commencing July 1, 2021 with successive one-year terms thereafter. Mr. Hull will continue serving as the Company’s Chief Financial Officer, Mr. Anderson will continue serving as the Company’s Chief Technology Officer, and Mr. Odell will continue serving as the Company's Chief Product Officer. Mr. Hull will be entitled to receive an annual base salary of $230,000, Mr. Anderson will be entitled to receive an annual base salary of $234,000, and Mr. Odell will be entitled to receive an annual base salary of $216,000, each effective May 15, 2021 and subject to annual review and adjustment. Messrs. English, Hull, Anderson and Odell are each also entitled to receive an annual incentive bonus in amounts determined by the Board of Directors based on their respective individual performance during each calendar year and subject to employment on the date of payment.

Under the English Agreement, the Company issued to Mr. English a stock option to purchase 300,000 shares of the Company’s common stock pursuant to the Company’s 2019 equity incentive plan. Messrs. Hull, Anderson and Odell received stock options to purchase 156,437, 150,000, and 150,000 shares, respectively, of common stock under the Company’s 2019 equity incentive plan. The options granted to Messrs. English, Hull, Anderson and Odell vest in equal monthly installments over a four-year period commencing May 1, 2021, subject to continued service.

If, during the term of the English Agreement or the Executive Agreements, the Company terminates the applicable executive’s employment without Good Cause (as defined in the English Agreement) or without cause (as defined in the Executive Agreements), then the Company will give the executive at least 60 days’ prior written notice, or salary in lieu of such prior notice (or any combination of prior notice and salary payment that equals 60 days) and such executive will be entitled to receive, subject to execution of a release of claims and performance of his duties during the notice period, severance equal to six months of the executive’s base salary and reimbursement for six months of any premiums the executive pays for COBRA continuation coverage during that period. Messrs. English, Hull, Anderson and Odell will also be entitled to receive such severance benefits, subject to execution of a release of claims, if the applicable executive terminates his employment for Good Reason (as defined in the English Agreement and the Executive Agreements), the conditions for which the Company does not cure within 60 days’ notice of termination. Each executive may terminate his employment for any reason at any time on at least 60 days’ prior notice or such shorter period as the Board of Directors may provide. If the Board of Directors elects an earlier date for termination of employment than the 60-day notice period, the Company will pay the executive his base salary for the remainder of the notice period. If Messrs. English, Hull, Anderson or Odell provides less than 60 days’ notice of termination, the Board of Directors may choose an earlier date of termination and the Company’s obligation to pay salary and other compensation will cease on such earlier date.

Messrs. English, Hull, Anderson, and Odell will further be eligible to receive benefits under the Company’s standard benefit plans as in effect from time to time for its employees.

Related Party Transactions

On September 10, 2021, the Company entered into a Third Amended and Restated Release Agreement (the “A&R Release Agreement”) with Shawn Owen, a founder of the Company and a member of the Company’s board of directors, and Owen Enterprise, LLC, an entity controlled by Mr. Owen (collectively, the “Releasees”), pursuant to which the Company and the Releasees amended and restated the existing release agreement (the “Original Release Agreement”) between the parties dated April 11, 2019.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company previously paid $150,000 to the Releasees as consideration for dismissal of any pending claims against the Company pursuant to the Original Release Agreement. The Company also paid an additional amount of $600,000 as consideration for an option to purchase 1,250,000 shares held by the Releasees within 24 months. Under the A&R Release Agreement, the price the Company must pay for these shares upon exercise of such option was modified to be the price determined by an independent valuation firm based on its fair market valuation of the Company under Section 409A of the Internal Revenue Code at the time of exercise. The A&R Release Agreement removed the Releasees’ right to cause the Company to redeem the Releasees' shares if the Company does not exercise such option, which under the Original Agreement would have required the Company to redeem the shares at a price per share equal to the greater of (i) $4.10 and (ii) the price determined by an independent valuation firm at the time of exercise. The A&R Release Agreement also removed the obligation under the Original Release Agreement for the Company to pay the Releases an amount of $5,000,000 in the event that certain valuation thresholds of the Company are achieved. The other material terms of the Original Release Agreement remain unchanged.

Digital Asset Loans

On July 16, 2021, the Company entered into an open term digital asset loan with a counterparty. The loan was collateralized using repledged customer collateral. The Company borrowed 6,250,000 USDC with interest at a rate of 9.50%. Interest is accrued daily and is calculated on a 360-day basis.

On August 11, 2021, the Company entered into a fixed term digital asset loan with a counterparty. The loan was collateralized using repledged customer collateral. The Company borrowed 50,000,000 BUSD with interest at a rate of 6.00%. The loan matures on November 9, 2021. Interest is accrued daily and is calculated on a 360-day basis.

On August 27, 2021, the Company entered into a fixed term digital asset loan with TradeStation. The loan was collateralized using repledged customer collateral. The Company borrowed 8,500,000 USDC with interest at a rate of 6.50%. The loan matured on September 24, 2021. Interest is accrued daily and is calculated on a 360-day basis. On September 24, 2021, the Company rolled the loan into an open term digital asset loan with the same terms.

On September 10, 2021, the Company entered into an open term digital asset loan with TradeStation. The loan was collateralized using repledged customer collateral. The Company borrowed 1,000,000 USDC with interest at a rate of 9.00%. Interest is accrued daily and is calculated on a 360-day basis.

USD Loans

On August 18, 2021, the Company entered into an open term USD loan with a counterparty. The loan was collateralized using repledged customer collateral. The Company borrowed $1,500,000 with an interest rate of 9.50%. Interest is accrued daily and is calculated on a 360-day basis.

On September 10, 2021, the Company entered into an open term USD loan with a counterparty. The loan was collateralized using repledged customer collateral. The Company borrowed $5,000,000 with an interest rate of 10.50%. Interest is accrued daily and is calculated on a 360-day basis.

On September 20, 2021, the Company entered into an open term USD loan with a counterparty. The loan was collateralized using repledged customer collateral. The Company borrowed $1,500,000 with an interest rate of 10.25%. Interest is accrued daily and is calculated on a 360-day basis.

On October 12, 2021, the Company entered into an open term USD loan with a counterparty. The loan was collateralized using repledged customer collateral. The Company borrowed $1,500,000 with an interest rate of 10.00%. Interest is accrued daily and is calculated on a 360-day basis.

On October 19, 2021, the Company entered into an open term USD loan with a counterparty. The loan was collateralized using repledged customer collateral. The Company borrowed $1,750,000 with an interest rate of 11.50%. Interest is accrued daily and is calculated on a 360-day basis.

Sublease Agreement

On September 1, 2021, the Company entered into a sublease agreement (the “Sublease”) with Intrepid Potash, Inc. (“Subtenant”) pursuant to which the Company has subleased the entire premises it had leased from SRI Ten DCC, LLC (“Master Landlord”) under that certain Office Lease dated April 24, 2018 (the “Master Lease”). The subleased premises comprise 25,523 square feet of office space located at 707 17th Street, Suite 4200, Denver, Colorado. The Sublease has a 40-month term, commencing October 1, 2021 and ending January 31, 2025, and the Subtenant will pay base rent commencing March 1, 2022 through the end of the term at the initial rate of $37,221. The Subtenant is also responsible for paying certain operating and tax expenses during the entire term of the Sublease.

The Sublease is subordinate to the Master Lease, and the Subtenant must comply with all applicable terms of the Master Lease, and the Company must comply with all monetary obligations under the Master Lease. The Subtenant must provide a letter of credit to the Master Landlord equal initially to $680,000 and pay a security deposit to the Company of $80,823 to secure its obligations under the Sublease. The Company’s letter of credit issued to the Master Landlord pursuant to the Master Lease will be reduced to $510,000. The Sublease is conditioned on the consent of the Master Landlord to the Sublease and the Master Landlord not exercising certain rights under the Master Lease within 30 days of notice of the Sublease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in Part I “Item 1. Financial Information.” The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends and should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements” and Part II “Item 1A. Risk Factors.”

Overview

Salt Blockchain Inc. (the “Company” and/or “Salt”) (formerly known as Salt Lending Holdings, Inc.), a Delaware corporation, was formed on September 9, 2016 in Denver, Colorado with an auxiliary office located in Mauritius. The Company wholly owns various subsidiaries, which include Salt Lending LLC, Salt Platform, LLC and Salt Technology, and Harmonic Technologies, LLC.

The Company provides loans that are collateralized by digital assets.

The Company operates a proprietary software technology platform, or the Platform, that facilitates the origination and servicing of digital asset-backed loans. The Company generates revenue from interest income, execution fees, liquidation fees, conversion fees, stabilization fees, trading investment income and other management fees. The Company's target markets are consumers and commercial enterprises that hold digital assets and are seeking to borrow against such digital assets, primarily in the United States. Salt provides term loans to these consumers and commercial enterprises through its wholly-owned subsidiaries. The Company's loans are collateralized with digital assets held by consumers and commercial customers, which digital assets serve as collateral for the repayment of the loans and which collateral is returned to borrowers upon repayment of the loan. The loans are over-collateralized with digital assets, such as Bitcoin, Ethereum, Litecoin, SALT, Dash, Bitcoin Cash, USD Coin, Dogecoin, PAX Gold, Paxos Standard and TrueUSD and other digital assets that the Company determines are acceptable collateral. Prior to accepting new digital assets as collateral, Salt conducts a review in order to determine whether to accept such new digital assets. The purpose of such review is to determine whether holding such new digital assets as collateral for a loan provides the Company sufficient security in light of such asset’s trading volume, liquidity and volatility, while maintaining an acceptable level of risk. The review also identifies any potential costs and development work required in order for the Company to accept a new digital asset as collateral. In conducting such review, the Company examines a number of factors, including, in particular, the intended use case for the asset, the asset’s current market capitalization and trading volume, whether the asset is built on a blockchain supported by our custody providers, whether the asset is a security under applicable securities laws or subject to other regulatory requirements, and any additional risks that may arise due to supporting a new digital asset. Such factors allow the Company to assess the risk profile of new digital assets and make an informed decision before allowing such asset to serve as collateral for a loan. Since the Company’s review process is intended to be a holistic review of new digital assets on a case-by-case base, the Company does not have any specific parameters or limits on such factors.

Through the Company's subsidiary Salt Lending, LLC, we originate U.S. dollar denominated loans through the Platform. Salt Lending offers loans to both consumer and business borrowers who own cryptocurrency and desire to borrow against such digital assets without selling their cryptocurrency portfolio. Borrowers that receive loans from Salt Lending are required to transfer a specified value of cryptocurrency to Salt Lending to be held as collateral and security for the repayment of the loans.

In addition to its lending business, the Company utilizes balance sheet assets to generate returns through hedging strategies, delta-neutral digital asset arbitrage trading strategies (such as perpetual arbitrage, cash and physically-settled term futures, spot, spread, and FX specialization arbitrage), and other digital asset investments. Also, under its consumer loan agreements, Salt Lending has the right to rehypothecate, repledge, and transfer collateral. Borrower collateral may also be repledged to secure transactions, including short-term loans that the Company maintains with third parties for capital management purposes and market neutral trading strategies to generate investment returns and which consist of participation agreements for the purchase of participation interests in certain loans with our customers and a virtual currency loan agreement.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP, and the Company's discussion and analysis of its financial condition and operating results require management to make judgments, assumptions and estimates that affect the amounts reported in its unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

There were no significant changes during the three and six months ended June 30, 2021 to the items disclosed as significant accounting policies and estimates of the Company described in “Note 3, Summary of Significant Accounting Policies” to the Company’s financial statements and as described in “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10 Registration Statement, as amended on September 10, 2021.

RESULTS OF OPERATIONS

Results of Operations for the three months ended June 30, 2021 and 2020

The following comparative analysis of results of operations for the three months ended June 30, 2021 and 2020 is based on the comparative unaudited interim condensed consolidated financial statements, footnotes, and related information for the periods identified. This analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Revenues
Interest income	$768,249	$182,935	$585,314	320%
Stabilization fees, liquidation fees and token revenue	893,415	4,072	889,343	21840%
Total revenues	1,661,664	187,007	1,474,657	789%

Expenses
Selling, general, and administrative expense	4,865,269	3,504,649	1,360,620	39%
Restructuring and severance	—	120,388	(120,388)	—%
Impairment of digital assets	2,933,780	1,473,118	1,460,662	99%
Settlement expense	—	256,000	(256,000)	—%
Depreciation expense	13,722	13,722	—	—%
Total expenses	7,812,771	5,367,877	2,444,894	46%
Loss from operations	$(6,151,107)	$(5,180,870)	$(970,237)	19%

Other income, net
Gain on sale of digital assets	1,614,769	5,694,589	(4,079,820)	(72%)
Unrealized loss on investments	(15,307,466)	—	(15,307,466)	—%
Fair value adjustment on digital assets payable	4,715,048	—	4,715,048	—%
Unrealized gain on derivative	—	522,094	(522,094)	—%
Fair value adjustment on repledged collateral	26,529,194	—	26,529,194	—%
Fair value adjustment on loan payable to exchange	322,028	—	322,028	—%
Realized gain on covered call options	11,200	—	11,200	—%
Interest expense	(698,616)	(23,106)	(675,510)	2924%
Other expense, net	(16,494)	(421,161)	404,667	(96%)
Total other income, net	17,169,663	5,772,416	11,397,247	197%

Net income before income taxes	11,018,556	591,546	10,427,010	1763%
Income tax benefit (expense)	3,970,255	(2,262,890)	6,233,145	(275%)
Net income (loss)	$14,988,811	$(1,671,344)	$16,660,155	(997%)

Revenue

The Company generates income from interest income, digital asset liquidation, conversion and stabilization fees. Revenue was $1.7 million for the three months ended June 30, 2021, compared to $0.2 million for the three months ended June 30, 2020. This increase is due to the increase in stabilization fees and interest income described below.

Interest Income

The increase in interest income to $0.8 million for the three months ended June 30, 2021 from $0.2 million for the three months ended June 30, 2020, was due to a 395% increase in the unpaid principal balance, and a higher average loan size, which was offset by a decrease in the weighted average interest rate charged. Unpaid principal balance grew from $9.8 million to $48.5 million as of June 30, 2020 and June 30, 2021, respectively, while weighted average interest rate decreased from 7.45% at June 30, 2020 to 5.97% at June 30, 2021. Average loan size grew from less than $0.1 million for the three months ended June 30, 2020 to $0.2 million for the three months ended June 30, 2021.

Stabilization Fees, Liquidation Fees and Token Revenue

The increase in stabilization fees, liquidation fees and token revenue to $0.9 million for the three months ended June 30, 2021 from less than $0.1 million for the three months ended June 30, 2020, was due to the market downturn that occurred in May and June 2021 resulting in stabilizations of customer’s loans and the associated fees collected during that period. Bitcoin prices decreased by approximately 40% (with a peak decline of approximately 50%) and Ethereum prices increased by approximately 19% (with a peak decline of approximately 57%) during the three months ended June 30, 2021 resulting in more stabilizations of customer's loans.

Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.9 million and $3.5 million for the three months ended June 30, 2021 and 2020, respectively. The increase in expense was primarily driven by $1.2 million of higher compensation and consulting expenses as the Company continues to scale for growth in the business and hire appropriate staff to maintain our public filing requirements, $0.6 million of higher audit, accounting, and legal expenses related to compliance with our public filing requirements; offset by $0.6 million of lower litigation expenses in 2021.

Restructuring and Severance

There were no restructuring and severance costs for the three months ended June 30, 2021, compared with $0.1 million for the three months ended June 30, 2020 which was due to changes in executive management in 2020.

Impairment of Digital Assets

Impairment expense was $2.9 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively. The increase in impairment expense was due to the volatility in the underlying market value of the digital assets during the May and June 2021 downturn of the digital asset market.

Acquired digital assets are accounted for at cost, subject to subsequent impairment, as appropriate. As a result, when a digital asset is impaired, the Company must write down the value in our financials. However, the value of a digital asset cannot be written up if the price goes up or if a previously written-down asset subsequently recovers.

Other income, net

Gain on Sale of Digital Assets

Gain on sale of digital assets decreased to $1.6 million from $5.7 million for the three months ended June 30, 2021 and 2020, respectively, as the Company limited the sale of digital assets for operational cash and reduced lending off balance sheet as the Company has borrowing partnerships and treasury management active. The Company typically sells digital assets for operational cash requirements, treasury asset reallocation, and generating return through hedging strategies, delta-neutral digital asset arbitrage trading strategies (such as perpetual arbitrage, cash and physically-settled term futures, spot, spread, and FX specialization arbitrage), and other digital asset investments.

Unrealized Loss on Investments

Unrealized loss on investment increased to $15.3 million from $— for the three months ended June 30, 2021 and 2020, respectively. The unrealized loss on investments was due to a decrease in the price of shares of Grayscale Bitcoin Trust of approximately 40% offset by a slight increase in the Grayscale Ethereum Trust investments of approximately 23% for the three months ended June 30, 2021.

Fair Value Adjustment on Digital Assets Payable

The Company had a fair value adjustment on digital assets payable of $4.7 million for the three months ended June 30, 2021, as compared to $— for the three months ended June 30, 2020, due to changes in fair value of the underlying digital asset as of June 30, 2021. Bitcoin prices decreased approximately 40% during three months ended June 30, 2021, resulting in a significant decrease in the digital assets payable.

Unrealized Gain on Derivative

The unrealized gain on derivative option contract was $— million for the three months ended June 30, 2021, as compared to $0.5 million for the three months ended June 30, 2020, due to new investment strategies implemented in 2021.

Fair Value Adjustment on Repledged Collateral

The Company had a fair value adjustment on repledged collateral of $26.5 million for the three months ended June 30, 2021, as compared to $— for the three months ended June 30, 2020, because of fair value adjustments of repledged borrower collateral at counterparties. Bitcoin prices decreased by approximately 40% while Ethereum prices grew by approximately 19% during the three months ended June 30, 2021 resulting in a decrease to the Company's repledged collateral liabilities

Fair Value Adjustment on Loan Payable to Exchange

The Company had a fair value adjustment on repledged collateral of $0.3 million for the three months ended June 30, 2021, as compared to $— million for the three months ended June 30, 2020, due to the change in fair value of the underlying Bitcoin of the loan payable entered into in 2021.

Realized Gain on Covered Call Options

The realized gain on covered call options was less than $0.1 million for the three months ended June 30, 2021, as compared to $— for the three months ended June 30, 2020, due to closing open covered call option positions that began at year end of 2020 by buying back the options.

Interest Expense

Interest expense was $0.7 million for the three months ended June 30,2021 as compared to less than $0.1 million for the three months ended June 30,2020. The increase in interest expense was due to notes payable, pursuant to which the Company borrowed USDC and USD to lend to clients.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the three months ended June 30, 2021 and 2020 was $4.0 million and $(2.3) million, respectively. The increase in the tax benefit was driven by a tax assessment of $10.9 million that was received from the Mauritius Revenue Authority versus the approximate $15.0 million reserve that was recognized at June 30, 2020.

Results of Operations for the six months ended June 30, 2021 and 2020

The following comparative analysis of results of operations for the six months ended June 30, 2021 and 2020 is based on the comparative unaudited interim condensed consolidated financial statements, footnotes, and related information for the periods identified. This analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Revenues
Interest income	$1,201,548	$490,466	$711,082	145%
Stabilization fees, liquidation fees and token revenue	898,177	138,332	759,845	549%
Total revenues	2,099,725	628,798	1,470,927	234%

Expenses
Selling, general, and administrative expense	8,439,428	7,370,836	1,068,592	14%
Restructuring and severance	—	667,457	(667,457)	—%
Impairment of digital assets	3,413,866	2,446,718	967,148	40%
Settlement expense	1,000	343,000	(342,000)	(100%)
Technology and development	766,151	—	766,151	—%
Depreciation expense	27,445	27,445	—	—%
Total expenses	12,647,890	10,855,456	1,792,434	17%
Loss from operations	$(10,548,165)	$(10,226,658)	$(321,507)	3%

Other income, net
Gain on sale of digital assets	6,307,038	5,410,845	896,193	17%
Unrealized gain on investments	3,435,994	—	3,435,994	—%
Fair value adjustment on digital assets payable	243,560	—	243,560	—%
Unrealized gain on derivative	—	522,094	(522,094)	—%
Fair value adjustment on repledged collateral	(1,806,617)	—	(1,806,617)	—%
Fair value adjustment on loan payable to exchange	322,028	—	322,028	—%
Realized loss on covered call options	(2,173,486)	—	(2,173,486)	—%
Interest expense	(1,045,449)	(30,591)	(1,014,858)	3318%
Other income, net	246,341	151,742	94,599	62%
Total other income, net	5,529,409	6,054,090	(524,681)	(9%)

Net income (loss) before income taxes	(5,018,756)	(4,172,568)	(846,188)	20%
Income tax benefit (expense)	3,691,219	(2,078,994)	5,770,213	(278%)
Net income (loss)	$(1,327,537)	$(6,251,562)	$4,924,025	(79%)

Revenue

The Company generates income from interest income, digital asset liquidation, conversion and stabilization fees. Revenue was $2.1 million for the six months ended June 30, 2021, compared to $0.6 million for the six months ended June 30, 2020. This increase is due to the increase in stabilization fees and interest income described below.

Interest Income

The increase in interest income to $1.2 million for the six months ended June 30, 2021 from $0.5 million for the six months ended June 30, 2020, was due to an over 395% growth of unpaid principal balance, and a higher average loan size, which was offset by a decrease in the weighted average interest rate charged. Unpaid principal balance grew to $48.5 million from $9.8 as of June 30, 2021 and 2020, respectively, while weighted average interest rate decreased from 7.45% at June 30, 2020 to 5.97% at June 30, 2021. Average loan size grew to $0.2 million for the three months ended June 30, 2021 from less than $0.1 million for the three months ended June 30, 2020.

Stabilization Fees, Liquidation Fees and Token Revenue

The increase in stabilization fees, liquidation fees and token revenue to $0.9 million for the six months ended June 30, 2021 from $0.1 million for the six months ended June 30, 2020, was due to market downturn that occurred in May and June 2021 resulting in stabilizations of customer’s loans and the associated fees collected during that period. Bitcoin prices decreased by approximately 40% (with a peak decline of approximately 50%) and Ethereum prices increased by approximately 19% (with a peak decline of approximately 57%) for the six months ended June 30, 2021 resulting in more stabilizations of customer's loans.

Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.4 million and $7.4 million for the six months ended June 30, 2021 and 2020, respectively. The increase in expense was primarily driven by $1.7 million of increased compensation and consulting expenses as the Company continues to scale for growth in the business and hire appropriate staff to maintain our public filing requirements, $0.8 million of increased audit, accounting, and legal expenses related to compliance with our public filing requirements, offset by a decrease in litigation expenses in 2021 of $1.5 million.

Restructuring and Severance

There were no restructuring and severance costs for the six months ended June 30, 2021, compared with $0.7 million for the six months ended June 30, 2020 which was due to changes in executive management in 2020.

Impairment of Digital Assets

Impairment expense was $3.4 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively. The increase in impairment expense was due to the volatility in the underlying market value of the digital assets during the May and June 2021 downturn of the digital asset market.

Acquired digital assets are accounted for at cost, subject to subsequent impairment, as appropriate. As a result, when a digital asset is impaired, the Company must write down the value in our financials. However, the value of a digital asset cannot be written up if the price goes up or if a previously written-down asset subsequently recovers.

Technology and Development Expense

Technology and development expense was $0.8 million and $— million for the six months ended June 30, 2021 and 2020, respectively. The increase in technology and development expense was due to expenses incurred for the purchase of in process research and development in conjunction with the asset acquisition of Harmonic in 2021.

Other income, net

Gain on Sale of Digital Assets

Gain on sale of digital assets increased to $6.3 million from $5.4 million for the six months ended June 30, 2021 and 2020, respectively, due to a combination of investing our Treasury digital assets and selling as our lending volumes continued to grow for the six months ended June 30, 2021. The Company sells digital assets for operational cash requirements, treasury asset reallocation, and generating return through hedging strategies, delta-neutral digital asset arbitrage trading strategies (such as perpetual arbitrage, cash and physically-settled term futures, spot, spread, and FX specialization arbitrage), and other digital asset investments.

Unrealized Gain on Investment

Unrealized gain on investment increased to $3.4 million from $— million for the six months ended June 30, 2021 and 2020, respectively. The increase was due to an increase in the price of shares of Grayscale Ethereum Trust investments of approximately 44% offset by a decrease in the price of shares of Grayscale Bitcoin Trust investments of approximately 7% for the six months ended June 30, 2021.

Fair Value Adjustment on Digital Assets Payable

The Company had a fair value adjustment on digital assets payable of $0.2 million for the six months ended June 30, 2021, as compared to $— million for the six months ended June 30, 2020, due to changes in fair value of the underlying digital asset as of June 30, 2021. Bitcoin prices decreased approximately 40% during for the six months ended June 30, 2021, resulting in a decrease in the digital assets payable.

Unrealized Gain on Derivative

The unrealized gain on derivative option contract was $— million for the six months ended June 30, 2021, as compared to $0.5 million for the six months ended June 30, 2020, due to new investment strategies implemented in 2021.

Fair Value Adjustment on Repledged Collateral

The Company had a fair value adjustment on repledged collateral of $(1.8) million for the six months ended June 30, 2021, as compared to $— million for the six months ended June 30, 2020, because of fair value adjustments of repledged borrower collateral at counterparties.

Fair Value Adjustment on Loan Payable to Exchange

The Company had a fair value adjustment on loan payable to exchange of $0.3 million for the six months ended June 30, 2021, as compared to $— million for the six months ended June 30, 2020, due to the change in fair value of the underlying Bitcoin of the loan payable entered into in 2021.

Realized Loss on Covered Call Options

The realized loss on covered call options was $2.2 million for the six months ended June 30, 2021, as compared to $— million for the six months ended June 30, 2020, due to closing open covered call option positions that began at year end of 2020 by buying back the options.

Interest Expense

Interest expense was $1.0 million for the six months ended June 30,2021 as compared to less than $0.1 million for the six months ended June 30, 2020. The increase in interest expense was due to an increase to notes payables, pursuant to which the Company borrowed USDC and USD to lend to customers.

Other Income, net

Other income, net remained consistent at $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the six months ended June 30, 2021 and 2020 was $3.7 million and $(2.1) million, respectively. The increase in the tax benefit was driven by a tax assessment of $10.9 million that the Company received from the Mauritius Revenue Authority versus the approximate $15.0 million reserve that was recognized at June 30, 2020.

Liquidity and Capital Resources

The Company originally financed its operations primarily through the sale of Salt Tokens, raising a total of approximately $47.1 million. In addition, the Company raised $1.0 million from the sale of convertible notes to investors in 2016 and 2017. Since then, Salt has financed its operations through the sale of digital assets, such as Bitcoin and Ethereum, that are held in treasury. As of June 30, 2021, the Company’s principal source of liquidity was cash and cash equivalents of $2.1 million, which were held for general corporate and working capital purposes. The principal uses of cash in recent periods have been funding our operations.

The Company also entered into short-term loan arrangements to fund loan originations. These arrangements include virtual currency loan agreements and loan participation agreements. Under the virtual currency loan agreements, the lender lends certain virtual currencies to the Company in consideration for a loan fee. These loans are collateralized with an amount of U.S. dollars or virtual currency at least equal to the initial collateral purchase. Salt pays the entirety of the loan balance on the termination date of each loan, which occurs on the earlier of the maturity date, call option date, pre-payment option date, event of default, written notice, or the exercise of a party’s termination right in connection with a Hard Fork or Airdrop, or the loan is rolled into a new loan with extended maturity date.

TradeStation Loans

During 2020, the Company borrowed a total of 8.5 million USDC with interest at a rate of 5.50% from TradeStation. The original maturity date of the loan was April 23, 2021. On April 23, 2021, the maturity date was extended through May 28, 2021 and the interest rate was increased to 6%. On May 28, 2021, the maturity date was extended through August 27, 2021 and the interest rate was increased to 6.5%. On August 27, 2021, the maturity date was extended through September 24, 2021 and the interest rate remained at 6.5%. Additionally, starting in February 2021, the Company entered into open term loans for a total of 12.7 million USDC as of June 30, 2021, with interest at a rate of 9%, of which $1.2 million was repaid as of June 30, 2021. The loans were collateralized using repledged customer digital asset collateral.

Participation Agreement Note Payable

The Company also has a loan arrangement under a Participation Agreement with a third party under which Salt sells participation interests in certain loans with its customers equal to the amount of the percentage of participation interest purchased in each loan. The Company pays the counterparty a participation fee equal to a certain percentage of the purchase price of the participated underlying loan, as agreed upon by both parties. The Company repays the counterparty when payment is received from the customer. As of June 30, 2021 and December 31, 2020, the principal balance of the participation agreement liability was $5.7 million and $1.8 million, respectively, and is presented in Notes Payable on the Unaudited Condensed Consolidated Balance Sheet. As of June 30, 2021 and December 31, 2020, the accrued interest was $0.01 million and $0.03 million, respectively, and is presented in Accounts payable and accrued expenses on the Unaudited Condensed Consolidated Balance Sheet. The interest rate was 9.00%. For the three months ended June 30, 2021 and 2020, the Company recorded interest expense of $0.11 million and $0.02 million, and $0.17 million and $0.02 million for the six months ended June 30, 2021 and 2020, respectively, which is included as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations. The loan had an initial maturity date of January 22, 2021. On January 22, 2021, the note amount was increased to $3.0 million, the maturity date was extended through April 22, 2021 and the interest rate was increased to 9.25%. On April 22, 2021, the note amount was decreased to $2.7 million, the maturity date was extended through July 22, 2021 and the interest rate was decreased to 9.00%. On May 22, 2021, the note amount was increased to $5,700,000, the maturity date was extended through February 22, 2022 and the interest rate was increased to 13.00%.

Paycheck Protection Program Term Note

In May 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Loan Payable”) with Alpine Bank in the amount of $1.2 million pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”), which as of June 30, 2021, remains outstanding and is presented in Notes Payable on the Unaudited Consolidated Balance Sheets. The Company applied for forgiveness for the entire outstanding balance of the PPP Loan Payable under the Program and are awaiting a decision from the Small Business Administration.

Notes with Other Counterparties

In January 2021, the Company entered into a fixed term loan with a counterparty. The loan was collateralized using repledged customer digital asset collateral. The Company borrowed $7.9 million with interest at a rate of 6%. The original maturity date was February 26, 2021. On February 26, 2021, the maturity date was extended to March 26, 2021. On March 25, 2021, the loan was partially paid off and had a balance of $3.3 million with interest at a rate of 6%. The maturity date was extended to April 30, 2021. The remaining balance was rolled into a new non-interest bearing fixed term loan with a principal balance of $3.4 million, including accrued interest from the previous loan term. The new loan was collateralized using the Company's digital assets. On May 27, 2021, the Company repaid the remaining principal on the loan. In February 2021, the Company entered into two non-interest bearing fixed term loans with a counterparty, one for 1.8 million USDC and another $0.7 million. The loans were collateralized using repledged customer digital asset collateral. The loans matured on April 30, 2021. Upon maturity, the loans were rolled into a new non-interest bearing fixed term digital asset loans. In June 2021, the Company repaid the principal of the loans. In March 2021, the Company also entered into three non-interest bearing fixed term loans for $1.2 million, $1.5 million and $1.51 million with maturity dates of April 30, 2021. The loans were collateralized using repledged customer digital asset collateral. Upon maturity, the loans were rolled into an open term loan. In June 2021, the Company repaid the principal of the loans. In April 2021, the Company entered into additional non-interest bearing fixed term loans. The Company borrowed $2.0 million, $4.1 million and $1.3 million, respectively. The loans matured on May 28, 2021. As of June 30, 2021, the Company repaid the principal of the loans.

The Company also entered into an open term loan with a second counterparty for 2.2 million USDC with an interest rate of 19.5% in February 2021. The loan was collateralized using repledged customer digital asset collateral. The loan was repaid in full as of June 30, 2021.

In March 2021, the Company entered into a fixed term digital asset loan with a third counterparty for 1.2 million USDC with an interest rate of 11%. The loan was collateralized using repledged customer digital asset collateral. The loan matured on May 12, 2021. As of the maturity date, the loan was rolled into an open-term loan and was repaid as of June 30, 2021. In April 2021, the Company borrowed an additional 1.0 million USDC loan with interest at a rate of 11%. The loan matured on July 6, 2021. Interest is accrued daily and is calculated on a 360-day basis. As of the maturity date, the loan was rolled into an open-term loan and was repaid as of June 30, 2021.

In June 2021, the Company entered into open term loans for a total of $21.9 million with $14.9 million of the principal borrowed at an interest rate of 11.5% and $7.0 million borrowed at an interest rate of 8.5%. The loans were collateralized using repledged customer digital asset collateral. As of June 30, 2021, the balance remains outstanding.

Starting in February 2021, the Company also entered into a credit facility with an exchange and uses credit facilities provided within exchange accounts to conduct trading activity. The credit facilities bear an interest rate of 0.02% per day. The total amount extended under these credit facilities at June 30, 2021 is $2.9 million in cash, and is recorded within Notes payable on the Unaudited Condensed Consolidated Balance Sheets. The credit facility funds were used to purchase 1,700 ETH and the balance of ETH is recorded within Digital asset receivable from exchange on the Unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2021, the Company recorded $0.03 million and $0.06 million of interest expense related to the credit facilities, respectively. The credit facility was repaid May 11, 2021.

In the future, the Company may raise additional funds through the sale of its equity securities, debt financings, commercial agreements or the sale or hedging of portions of its digital assets in order to finance the Company's activities. The Company’s ability to raise additional funds is dependent on several factors, many of which are beyond the Company’s control. For example, the Company’s ability to liquidate or hedge portions of its digital assets is subject to significant variability caused by volatile market conditions for such digital assets. Further, if there is a decline in the underlying digital asset market, the Company may be required to sell increasingly large amounts of its digital assets in order to raise similar amounts of funds, which may lead to significant variability in the amount of cash that may be raised from the sale of all of its digital assets. As of June 30, 2021, the Company held digital assets valued at cost of $9.6 million. During the three and six months ended June 30, 2021, due to the volatility in the market value of the digital assets, impairment charges of $2.9 million and $3.4 million, respectively, were recorded on the Company's Unaudited Condensed Consolidated Statements of Operations. As of December 31, 2020, the Company held digital assets valued at cost of $4.2 million. During the three and six months ended June 30, 2020, due to the decline in the market value of the digital assets, impairment charges of $1.5 million and $2.4 million were recorded on the Company's Unaudited Condensed Consolidated Statements of Operations.

Additionally, the Company has material contingent liabilities related to our SEC Settlement Order regarding the ICO and the claims process to ICO purchasers. Salt Tokens sold in the ICO (less amounts previously refunded) totaling approximately $44.4 million are potentially subject to repurchase in the claims process. The Company cannot predict with certainty the magnitude of this liability and are unable to reasonably estimate the number of valid claims that will be made, or the income received by purchasers from these Salt Tokens that would reduce the amount payable by us for a claim. Based on Salt's analysis since the ICO of secondary market trading activity, historical Salt Token market pricing, the amount of Salt Tokens held on the Platform, usage of Salt Tokens on the Platform, blockchain address activity analysis, payout trends during our open refund policy and review of the types and size of Salt Token purchases during the ICO, the Company believes the actual liability is likely to be significantly lower, but the Company cannot predict with certainty the amount that the Company will be required to pay to potential Salt Token claimants pursuant to the claims.

The Company’s ability to generate revenue from digital assets is also limited by contractual sale restrictions on such digital assets. The Company’s investments in the Grayscale Bitcoin Trust (GBTC) and the Grayscale Ethereum Trust (ETHE) of approximately $28.3 million as of June 30, 2021, are subject to six-month lock-up periods from the date of purchase, which expired as of June 30, 2021, that restricted the Company from liquidating its position in the investments. As of the date of this filing, the lock-up period has expired, and the Company may choose to sell all or portions of its investments to provide additional liquidity. As the investments in GBTC and ETHE were mainly purchased using borrower collateral, the Company is able to utilize only the incremental value of the GBTC and ETHE shares over the collateral liability to provide additional liquidity. As of June 30, 2021, the shares of GBTC and ETHE were trading at a discount to the underlying Net Asset Value, and as a result, there is a risk that the GBTC and ETHE shares could be worth less than the underlying borrower collateral, in which case the Company would have to use digital assets in its treasury or purchase additional digital assets to repay borrower collateral. During the three months ended June 30, 2021, as the Grayscale shares were unlocked, the Company moved all of its shares of GBTC and ETHE to a TradeStation Securities operational account and subsequently repledged a portion of its shares of GBTC to TradeStation as collateral in exchange for 3 BTC.

Going Concern and Management's Plans

The Company has experienced losses from operations and significant cash outflows from cash used in operating activities for the six months ended June 30, 2021. As of and for the six months ended June 30, 2021, the Company had an accumulated deficit and losses from operations of $54,835,387 and $10,548,165, respectively. Additionally, the Company has material contingent liabilities related to ICO purchasers under the SEC Settlement Order regarding the ICO and the claims process. The total payments related to the claims process could exceed or be less than the Salt Token Liability reported in the Unaudited Condensed Consolidated Balance Sheets. The Company has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations with the assets on its balance sheet and concluded that the aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

To continue as a going concern, the Company will need to do some or all of the following, without limitation: obtainment of additional financing, increase revenues, and/or reduce expenses. In an effort to increase revenues, management has expanded the Company's investment and digital asset trading strategies with treasury assets, offered new services to existing borrowers, such as additional digital asset trading functionality, and developed digital asset management services for qualified individual and institutional investors. However, there is no assurance that the Company will be successful in obtaining funding or generating revenues sufficient to fund operations.

Summary of Cash Flows for the six months ended June 30, 2021 and 2020

	For the Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(27,383,980)	$(11,232,216)
Net cash used in investing activities	$(65,469)	$—
Net cash provided by financing activities	$23,988,940	$2,817,725

Operating Activities

Net cash used in operating activities was $27.4 million for the six months ended June 30, 2021. Cash was consumed from operations by net loss of $1.3 million, less non-cash items of $2.4 million consisting principally of stock-based compensation of less than $0.1 million, gain on disposal of digital assets of $6.3 million, unrealized gain on investment of $3.4 million, fair value adjustment on digital assets payable of $(0.2) million, technology and development expense of $0.7 million, fair value adjustment on repledged collateral of $1.8 million, fair value adjustment on loan payable to exchange of $(0.3) million, realized gain on digital asset options of $2.2 million, gain on forgiveness of incentive allocation fees payable of $0.3 million, change in fair value of settlement liability of less than $0.1 million, impairment of digital assets of $3.4 million, and depreciation of less than $0.1 million. Net cash used in operating activities was also impacted by an increase in interest receivable of $0.1 million, increase in loans receivable of $33.2 million, decrease in digital assets of $13.5 million, increase in digital assets receivable from exchange of $4.1 million, decrease in investments of $9.5 million, decrease in cash collateral receivable of $(5.9) million, increase in deferred tax asset of less than $0.1 million, increase in covered call options of $0.2 million, decrease in other assets of $0.3 million, decrease in Salt Token liability of less than $0.1 million, decrease in tax liability of $4.2 million, decrease in other liabilities of $0.2 million, and increase in accounts payable and accrued expenses of $1.5 million.

Net cash used in operating activities was $11.2 million for the six months ended June 30, 2020. Cash was consumed from operations by net loss of $6.3 million, less non-cash items of $3.2 million consisting principally of stock-based compensation of less than $0.1 million, gain on disposal of digital assets of $5.4 million, unrealized gain on derivative of $0.5 million, gain on Salt Token of $0.1 million, change in fair value of settlement liability of $0.3 million, impairment of digital assets of $2.4 million, and depreciation of less than $0.1 million. Net cash used in operating activities was also impacted by an decrease in interest receivable of less than $0.1 million, decrease in loans receivable of $1.6 million, decrease in digital assets of $0.8 million, increase in managed account fiat of $4.6 million, increase in state income tax receivable of $2.2 million, increase in deferred tax asset of $1.7 million, increase in other assets of $0.1 million, decrease in Salt Token liability of $0.3 million, increase in tax liability of $6.8 million, decrease in other liabilities of less than $0.1 million, and decrease in accounts payable and accrued expenses of $0.5 million.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 was $0.1 million which is comprised of the purchase of property and equipment.

There was no net cash used in investing activities during the six months ended June 30, 2020.

Financing Activities

Net cash provided by financing activities was $24.0 million during the six months ended June 30, 2021, consisting of proceeds from notes payable of $43.1 million, repayment of notes payable of $19.1 million, and proceeds from exercise of stock options and warrants of less than $0.1 million.

Net cash provided by financing activities was $2.8 million during the six months ended June 30, 2020, consisting of proceeds from notes payable of $2.9 million, repayment of notes payable of $1.3 million, proceeds from PPP loan of $1.2 million, and proceeds from exercise of stock options of less than $0.1 million.

Settlement Order and Claims Process

On September 30, 2020, the SEC approved the SEC Settlement Order related to the determination by the SEC that Salt Tokens were securities. In conjunction with the SEC Settlement Order, parties who obtained Salt Tokens from the Company on or before December 31, 2019 (the “Potential Salt Token Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon upon the tender of such Salt Tokens, or for damages if the purchaser no longer owns the Salt Tokens. The Company expects to calculate interest by using the yield of the 1-year US treasury note, which as of August 31, 2021 was 0.07%. The SEC Settlement Order requires the Company to distribute by electronic means claim forms to the Potential Salt Token Claimants within 60 days of the filing of the Company’s Registration Statement on Form 10 or the date seven (7) days after the Form 10 becomes effective, whichever is sooner. Such distribution deadline was August 28, 2021. The Potential Salt Token Claimants must submit claims by the claim form deadline, which deadline will be the earlier of three (3) months from the date that the SEC’s Division of Corporation Finance (the “Division”) notifies Salt that its review of this Form 10 has been concluded or six (6) months from the date that this Form 10 becomes effective (the “Claim Form Deadline”). Any amounts to be refunded will be paid in cash.

The total amount received in the ICO from the Potential Salt Token Claimants was approximately $47.1 million, which, upon receipt, was recorded as a Salt Token liability in the accompanying consolidated balance sheets. The Company also received consideration from Post-ICO Sales of the Salt Token of $1.1 million and $0.2 million for the years ended December 31, 2018 and 2019, respectively. The total payments related to the claims process could exceed or be less than the Salt Token Liability reported in our consolidated balance sheets. Although Salt Tokens sold (less amounts previously refunded) totaling approximately $44.4 million are potentially subject to repurchase in the claims process, the Company cannot predict with certainty the magnitude of this liability and are unable to reasonably estimate the number of valid claims that will be made, or the income received by purchasers from these Salt Tokens that would reduce the amount payable by us for a claim. Several factors could affect the amount of the actual liability and potentially significantly reduce it, including historical Salt Token market pricing, the amount of Salt Tokens held on the Platform, usage of Salt Tokens on the Platform, blockchain address activity analysis, payout trends during our open refund policy and review of the types and size of Salt Token purchases during the ICO. Based on our analysis of these factors, the Company believes the actual liability is likely to be significantly lower, but this analysis does not allow us to predict with certainty the amount that the Company will be required to pay to potential Salt Token claimants pursuant to the claims.

No claims will be paid prior to the Claim Form Deadline. Subsequent to the Claim Form Deadline, the Company will begin to pay all valid refund claims. If the Company has a sufficient amount of cash on hand, all valid refund claims will be paid in full. If the Company does not have a sufficient amount of cash on hand to pay all valid refund claims, depending on the cash shortfall, the Company intends to seek funding from outside investors (either through the sale of additional equity or otherwise) or seek debt financing from third-party lenders. In this case, all valid refund claims will be partially paid, on a pro rata basis, until the Company can obtain additional financing, and all unpaid amounts will continue to accrue interest until paid in full. Such additional financing (whether debt or equity) may not be available on favorable terms, or at all, and could increase the Company’s debt balance and result in significant expense to the Company.

In the event the Company is unable to raise additional debt or equity financing, the Company may:

1.

have to cease operations, in which case we may file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off our assets, and the money will be used to pay off our debts in order of their priority. The priority in such bankruptcy of Salt Token holders seeking a refund claim should be equal to all of the Company’s other unsecured creditors; or

2.

file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure our debt, including our debt to Salt Token holders seeking a refund claim. The priority in such bankruptcy of Salt Token holders seeking a refund claim, should be equal to all of the Company’s other unsecured creditors. The Chapter 11 reorganization plan will describe the rights of Salt Token holders and what holders can be expected to receive, if anything, from the Company.

While we are uncertain whether any U.S. Bankruptcy Court has rendered any decision with respect to the treatment of tokens or digital assets in a bankruptcy context, the Company believes Salt Tokens should not be viewed as analogous to more traditional securities (i.e. capital stock, debt securities, warrants, etc.) as Salt Tokens currently lack the traditional features of such securities. For example, Salt Tokens do not currently convey any dividend, distribution, voting, liquidation or preemption rights to their holders. Similarly, Salt Token holders have no property, license or other right whatsoever with respect to any software that now exists or may ever be developed by the Company.

In addition, if certain holders of Salt Tokens affirmatively reject or fail to accept the offer pursuant to the claims process, they may have a right under the Securities Act after the expiration of the claims process. Consequently, should any offerees reject the offer pursuant claims process, expressly or by failing to timely return a claim, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the Salt Tokens have been sold. It may also be possible that by not disclosing that the Salt Tokens were unregistered, and that they may face resale or other limitations, we may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may be required to pay additional fines, penalties or other amounts in other jurisdictions.

Financial Condition and Management’s Plans

The Company expects to continue to incur losses from operations and have significant cash outflows for at least the next twelve months. The Company has experienced recurring losses from operations including a loss from operations of $10.5 million during the six months ended June 30, 2021 and significant recurring cash outflows from operations including cash used in operating activities of $27.4 million during the six months ended June 30, 2021. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company believes that its ability to continue operations depends on its ability to generate additional revenues and obtain funding that will be sufficient to sustain its operations until it achieves profitability and recurring positive cash flows from operating activities.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute our intended business plan or generate positive operating results. The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

The Company’s management continues to take actions in an effort to secure sufficient capital to fund its existing lending business, including establishing lines of credit secured with repledged collateral assets. Further, the Company’s management is pursuing different options for generating additional revenue streams, in addition to revenue from lending such as interest income and fees, including:

1.	Expanding our investment and digital asset trading strategies with treasury and collateral assets;

2.	Offering new services to existing borrowers, such as additional digital asset trading functionality; and

3.	Development of digital asset management services for qualified individual and institutional investors, including customer-directed managed accounts.

With regard to the Company’s treasury and collateral assets, the Company entered into an investment management agreement with Harmonic, a digital asset management company, in 2020 in order for Harmonic to manage the Company’s cash and treasury and collateral digital assets into accounts accessible by Harmonic as the investment manager. The purpose of such agreement was to earn returns on the assets through various trading strategies. As described elsewhere, the Company acquired Harmonic along with a related perpetual license to a package of trading execution software, algorithmic trading strategies, historical tick data, and quantitative scripts in January 2021, which has allowed the Company to manage its treasury and collateral assets internally. All these new features will require a significant increase in personnel across multiple facets of the Company. Additional expenditures for engineering infrastructure, systems and software to support the Platform will also be required.

In addition, the Company continually looks for new services and products to offer its customers. For example, in 2020, the Company began providing stabilization services to borrowers. Such services permit borrowers whose loans are subject to a margin call to have their digital asset collateral exchanged, for a fee, into stablecoins instead of being subject to liquidation. The Company also recently announced plans to issue crypto-backed credit card. The Company is currently pursuing development of the credit card product and assessing consumer interest as well as potential bank partners. Finally, the Company is in the early stages of developing digital asset management services for certain qualified customers.

The Company expects to have significant cash outflows for the next 12 months without considering the expenditures related to the claims process. The source of funds to cover these estimated expenditures will be from the Company's current cash availability, and revenue from customers. Other potential sources of funds are debt or equity investments.

The Company has been evaluating raising additional capital and considering other actions that may yield additional funding to cover any remaining cash needs, including amounts potentially due for the Recession Offer. Further, the Company’s management can implement expense reductions, as necessary. However, there is no assurance that the Company will be successful in obtaining funding or generating revenues sufficient to fund operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support or that engages in leasing, hedging or research and development services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company. In designing and evaluating our disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have not carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the current filing date (the "Evaluation Date"). As a result, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective, at the reasonable assurance level, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In September 2021, management engaged a third-party external consulting firm to implement a formal Sarbanes-Oxley program and perform a scoping and risk assessment, document process flows, identify key controls, and assist management with remediation of internal control gaps in accordance with COSO 2013 – Integrated Internal Controls Framework. Additionally, In Q4 2021, management plans to perform an evaluation of their internal controls over financial reporting with the assistance of their external consultants to ensure an accurate, complete, and timely assessment.

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended June 30, 2021, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Item 8, “Legal Proceedings,” in our Form 10 Registration Statement, as amended as of September 10, 2021. There have been no material changes to the legal proceedings previously disclosed in the Form 10 for the year ended December 31, 2020, which are incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Form 10 Registration Statement, as amended as of September 10, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Bylaws of Salt Blockchain Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 12, 2021).
10.1	Employment Agreement, dated effective July 1, 2021, between Salt Blockchain Inc. and Justin English (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 18, 2021).
10.2	Employment Agreement, dated effective July 1, 2021, between Salt Blockchain Inc. and Dustin Hull (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 18, 2021).
10.3	Employment Agreement, dated effective July 1, 2021, between Salt Blockchain Inc. and Dirk Anderson (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 18, 2021).
10.4	Sublease between Salt Blockchain, Inc. and Intrepid Potash, Inc. entered into on September 1, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 8, 2021).
31.1 *	Certification of Principal Executive Officer pursuant to rule 13a-14(a).
31.2 *	Certification of Principal Executive Officer pursuant to rule 13a-14(a)
32. 1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350.
101

Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted as inline XBRL and contained in Exhibit 101

* Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Salt Blockchain Inc.

By:	/s/ Justin English
Name: Justin English
Title: Chief Executive Officer

By:	/s/ Dustin Hull
Name: Dustin Hull
Title: Chief Financial Officer

Date: October 19, 2021