Form 10-Q
period 2021-09-30
Salt Blockchain Inc.
filed 2021-12-27
CIK 1686400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of December 22, 2021, the number of shares of the registrant’s common stock outstanding was 11,003,695.

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,765,273	$5,584,758
Digital assets, net	70,861,648	4,163,123
Investments	8,287,512	32,685,804
Collateral receivable	117,453,527	7,298,763
Income tax receivable	289,802	289,802
Interest receivable	148,977	32,520
Loans receivable, net	50,329,398	20,254,025
Restricted cash	900,000	900,000
Property and equipment, net of accumulated depreciation	27,107	223,288
Deferred tax asset	377,182	377,182
Digital asset derivatives - swaps	654,315	—
Other assets	1,495,144	735,106
Total assets	$252,589,885	$72,544,371

Liabilities and shareholders' deficit
Accounts payable and accrued expenses	$3,084,973	$673,976
Deferred rent	—	422,115
Notes payable	122,214,220	11,529,954
Digital assets payable	27,423,371	4,348,512
SALT Token liability	44,359,677	44,364,316
Digital asset collateral due to customer	131,240,726	39,547,465
Settlement liability	—	5,124,000
Income tax liability	10,524,152	14,586,194
Covered call options	—	2,270,496
Other liabilities	1,157,945	263,668
Total liabilities	340,005,064	123,130,696

Commitments and contingencies (Note 13)

Shareholders' deficit
Common stock, $0.0001 par value; 35,000,000 shares authorized; 10,519,251 shares issued and 10,969,251 outstanding as of September 30, 2021; 8,871,154 shares issued and 9,321,154 outstanding as of December 31, 2020	1,051	887
Additional paid-in capital	8,834,613	2,920,638
Accumulated deficit	(96,250,843)	(53,507,850)
Total shareholders' deficit	(87,415,179)	(50,586,325)
Total liabilities and shareholders' deficit	$252,589,885	$72,544,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Interest income	$742,867	$201,658	$1,944,415	$692,124
Stabilization fees, liquidation fees and token revenue	10,286	26	908,463	138,358
Total revenues	753,153	201,684	2,852,878	830,482

Operating expenses
Selling, general and administrative expenses	4,643,515	3,278,960	13,046,998	10,649,796
Restructuring and severance	46,923	3,096	46,923	670,553
Impairment of digital assets	12,455,593	1,297,131	15,869,459	3,743,849
Technology and development	—	—	766,151	—
Settlement expense	—	6,000	1,000	349,000
Depreciation expense	128,736	13,723	156,181	41,168
Total operating expenses	17,274,767	4,598,910	29,886,712	15,454,366
Loss from operations	$(16,521,614)	$(4,397,226)	$(27,033,834)	$(14,623,884)

Other (expense) income, net
Gain on sale of digital assets	2,742,954	2,845,041	9,035,402	8,255,886
Unrealized gain on investments	13,729,918	48,661	17,165,582	48,661
Fair value adjustment on digital assets payable	(7,359,868)	—	(7,037,840)	—
Unrealized gain (loss) on derivative	654,315	(666,143)	654,315	(144,049)
Fair value adjustment on repledged collateral	(26,992,530)	(1,329,730)	(28,555,257)	(1,329,730)
Fair value adjustment on notes payable	(3,951,438)	—	(3,951,438)	—
Realized gain (loss) on digital asset options	—	—	(2,173,486)	—
Loss on sublease	(688,120)	—	(688,120)	—
Interest expense	(2,498,324)	(139,994)	(3,543,773)	(170,585)
Other income, net	(94,480)	90,293	130,506	242,035
Total other (expense) income, net	(24,457,573)	848,128	(18,964,109)	6,902,218

Loss before income taxes	(40,979,187)	(3,549,098)	(45,997,943)	(7,721,666)
Income tax (expense) benefit	(436,269)	31,592	3,254,950	(2,047,402)
Net loss	$(41,415,456)	$(3,517,506)	$(42,742,993)	$(9,769,068)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
January 1, 2021	8,871,154	$887	$2,920,638	$(53,507,850)	$(50,586,325)
Stock options exercised	21,100	2	7,594	—	7,596
Contingent consideration for shares to be issued for Harmonic acquisition	—	—	624,737	—	624,737
Stock-based compensation	—	—	8,704	—	8,704
Net loss	—	—	—	(16,316,348)	(16,316,348)
March 31, 2021	8,892,254	$889	$3,561,673	$(69,824,198)	$(66,261,636)
Stock options exercised	402,099	40	16,933	—	16,973
Warrants exercised	250,000	25	—	—	25
Shares issued as payment for milestones reached	854,435	85	(85)	—	—
Stock-based compensation	—	—	29,717	—	29,717
Net income	—	—	—	14,988,811	14,988,811
June 30, 2021	10,398,788	$1,039	$3,608,238	$(54,835,387)	$(51,226,110)
Cumulative effect of prior period misstatement	—	—	—	210,197	210,197
Stock options exercised	120,463	12	43,192	—	43,204
Put option extinguishment	—	—	5,125,000	—	5,125,000
Stock-based compensation	—	—	58,183	—	58,183
Net loss	—	—	—	(41,625,653)	(41,625,653)
September 30, 2021	10,519,251	$1,051	$8,834,613	$(96,250,843)	$(87,415,179)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
January 1, 2020	8,739,622	$874	$2,885,270	$(38,309,927)	$(35,423,783)
Shares issued in connection with Restricted Stock Awards ("RSAs")	250,000	25	(25)	—	—
Stock-based compensation	—	—	8,199	—	8,199
Net loss	—	—	—	(4,580,218)	(4,580,218)
March 31, 2020	8,989,622	$899	$2,893,444	$(42,890,145)	$(39,995,802)
Stock options exercised	7,999	1	2,879	—	2,880
Stock-based compensation	—	—	6,997	—	6,997
Net loss	—	—	—	(1,671,344)	(1,671,344)
June 30, 2020	8,997,621	$900	$2,903,320	$(44,561,489)	$(41,657,269)
Stock options exercised	26,766	3	3,800	—	3,803
Stock-based compensation	—	—	6,627	—	6,627
Net loss	—	—	—	(3,517,506)	(3,517,506)
September 30, 2020	9,024,387	$903	$2,913,747	$(48,078,995)	$(45,164,345)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(42,742,993)	$(9,769,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	96,604	21,823
Gain on disposal of digital assets	(9,035,402)	(8,255,886)
Unrealized gain on investment	(17,165,582)	(48,661)
Unrealized (gain) loss on derivative	(654,315)	144,049
Fair value adjustment on digital assets payable	7,037,840	—
Fair value adjustment on notes payable	3,951,438	—
Technology and development paid in shares	730,206	—
Fair value adjustment on repledged collateral	28,555,257	1,329,730
Realized loss on digital asset options	2,173,486	—
Loss on sublease	688,120	—
Gain on forgiveness of incentive allocation fees payable	(291,744)	—
Loss (gain) on SALT Token	12,594	(176,154)
Change in fair value of settlement liability	1,000	349,000
Impairment of digital assets	15,869,459	3,743,849
Depreciation	156,181	41,168
Change in operating assets and liabilities:
Interest receivable	(134,859)	13,839
Loans receivable, net	(35,073,575)	(216,077)
Digital assets, net	15,090,203	(331,428)
Investments	(7,048)	—
Collateral receivable	2,013,482	—
Income tax receivable	—	2,481,613
Deferred tax asset	—	(1,688,362)
Covered call options	161,618	—
Other assets	(760,038)	(5,774,172)
SALT Token liability	(17,233)	(333,838)
Federal tax liability	(4,062,042)	6,502,291
Other liabilities	(215,958)	(71,795)
Accounts payable and accrued expenses	3,208,141	(344,978)
Net cash used in operating activities	(30,415,160)	(12,383,057)

Cash flows from investing activities:
Purchases of property and equipment	(65,469)	(40,000)
Net cash used in investing activities	(65,469)	(40,000)

Cash flows from financing activities:
Proceeds from notes payable	52,665,109	5,336,151
Repayment of notes payable	(26,071,763)	(2,895,000)
Proceeds from PPP loan	—	1,199,900
Proceeds from exercise of warrants	25	—
Proceeds from exercise of stock options	67,773	6,683
Net cash provided by financing activities	26,661,144	3,647,734

Net change in cash and cash equivalents and restricted cash	(3,819,485)	(8,775,323)

Cash and cash equivalents and restricted cash, beginning of period	6,484,758	10,306,643

Cash and cash equivalents and restricted cash, end of period	$2,665,273	$1,531,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Supplemental disclosure of cash flow information and non-cash operating, investing and financing activities
Cash paid for taxes	$666,261	$631,941
Digital assets paid for interest	$505,400	$—
Cash paid for interest	$1,665,186	$165,556
Interest receivable on liquidation of borrower collateral in digital assets	$18,402	$—
Liquidation of borrower collateral in digital assets	$4,998,202	$—
Repayment of notes payable paid in digital assets	$12,700,000	$—
Proceeds from notes payable received in digital assets	$88,233,882	$8,500,000
Proceeds from digital assets payable	$21,535,658	$—
Repayment of digital assets payable	$1,150,127	$—
Grayscale shares repledged	$32,919,213	$—
Non-cash put option extinguishment	$5,125,000	$—
Non-cash Harmonic rebalancing trades	$—	$1,483,285
Non-cash loan receivable from exchange	$—	$4,449,818
Non-cash purchase of covered call options	$4,605,600	$—
Non-cash purchase of investments	$2,614,395	$1,871,975
Non-cash repledged collateral due to customer	$60,259,694	$10,337,713

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

The Company wholly owns various subsidiaries, which include Salt Lending LLC, Salt Platform, LLC, Salt Technology, Ltd., and Harmonic Technologies, LLC. The Company developed a proprietary software technology platform, or the Platform, that facilitates the origination and servicing of digital asset-backed loans. Loans are over-collateralized with digital assets the Company determines from time to time to be acceptable collateral. As of September 30, 2021, the digital assets the Company accepted as collateral included Bitcoin, Ethereum, Litecoin, SALT, Bitcoin Cash, USD Coin, PAX Gold, Paxos Standard and TrueUSD. The Company previously accepted XRP as collateral and, since the SEC investigation of XRP, has stopped accepting XRP as collateral for new loans. Prior to accepting new digital assets as collateral, the Company conducts a review in order to determine whether to accept such new digital assets. The purpose of such review is to determine whether holding such new digital assets as collateral for a loan provides the Company sufficient security in light of such asset’s trading volume, liquidity and volatility, while maintaining an acceptable level of risk. The review also identifies any potential costs and development work required in order for the Company to accept a new digital asset as collateral. In conducting such review, the Company examines a number of factors, including, in particular, the intended use case for the asset, the asset’s current market capitalization and trading volume, whether the asset is built on a blockchain supported by our custody providers, whether the asset is a security under applicable securities laws or subject to other regulatory requirements, and any additional risks that may arise due to supporting a new digital asset. Such factors allow the Company to assess the risk profile of new digital assets and make an informed decision before allowing such asset to serve as collateral for a loan. Because the Company’s review process is intended to be a holistic review of new digital assets on a case-by-case base, the Company does not have any specific parameters or limits on such factors. The Company generates revenue from interest income, execution fees, liquidation fees, stabilization fees, conversion fees, trading investment income and other management fees. Salt’s target markets are consumers and commercial enterprises that hold digital assets and are seeking liquidity, primarily in the United States. Salt provides term loans to these consumers and commercial enterprises through its wholly-owned subsidiaries.

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

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company expects to continue to incur losses from operations and have significant cash outflows for at least the next twelve months. The Company has experienced losses from operations and significant cash outflows from cash used in operating activities for the nine months ended September 30, 2021. As of and for the nine months ended September 30, 2021, the Company had an accumulated deficit and losses from operations of $96,250,843 and $27,033,834, respectively. Additionally, the Company has material contingent liabilities related to a claims process commenced by the Company pursuant to a settlement order (the “Settlement Order”) with the SEC relating to purchasers of Salt Tokens in the company’s initial coin offering commenced in 2017 (the “ICO”). The total payments related to the claims process could exceed or be less than the Salt Token Liability reported in the Unaudited Condensed Consolidated Balance Sheets. Although Salt Tokens sold (less amounts previously refunded) totaling approximately $44.4 million are potentially subject to repurchase in the claims process, the Company cannot predict with certainty the magnitude of this liability and is unable to reasonably estimate the number of valid claims that will be made, or the income received by purchasers from these Salt Tokens that would reduce the amount payable by the Company for a claim. Several factors could affect the amount of the actual liability and potentially significantly reduce it, including historical Salt Token market pricing, the amount of Salt Tokens held on the Platform, usage of Salt Tokens on the Platform, blockchain address activity analysis, payout trends during the open refund policy and review of the types and size of Salt Token purchases during the ICO. Based on the Company’s analysis of these factors, the Company believes the actual liability is likely to be significantly lower, but this analysis does not allow the Company to predict with certainty the amount that the Company will be required to pay to potential Salt Token claimants pursuant to the claims.

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

These unaudited interim condensed consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CO

NDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company accounts for immaterial prior period misstatements as adjustments to opening equity in the current period. Subsequent to the issuance of the Company’s quarterly financial statements for the three and six months ended June 30, 2021, the Company determined there was an immaterial misstatement relating to digital assets. Accordingly, the adjustment was made to the opening equity balance as of July 1, 2021.

There were no changes to the significant accounting policies or recent accounting pronouncements that were disclosed in Note 3, “Summary of significant accounting policies” to the audited consolidated financial statements included in the Form 10, other than as discussed below.

Use of Estimates

The most significant accounting estimates inherent in the preparation of the Company's financial statements include the fair values of repledged borrowers’ digital asset collateral, intangible asset impairment, fair value of contingent consideration related to asset acquisitions, valuation on digital asset derivative options, allowance for loan loss reserve, settlement liability, stock-based compensation, common stock valuation, cash flow assumptions regarding going concern considerations, and deferred tax valuation allowance. Actual results could differ from those estimates.

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

The most frequently used derivatives by the Company are digital asset swaps, digital asset options, and covered call options:

•

Digital asset swaps - a digital asset swap is an exchange traded contract which represents a legal agreement to either buy or sell digital assets at a predetermined price at some time in the future. Depending on contract specifications, swaps can be settled either in Bitcoin, Ethereum, a stablecoin (such as USDC or USDT) or cash. As of September 30, 2021 and December 31, 2020, the Company had digital asset swaps outstanding with a fair value of $654,315 and $—, respectively (See Note 9 - Derivatives).

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•

Digital asset options - a digital asset option is an OTC traded contract, which gives the holder the right, but not the obligation, to either buy or sell a referenced digital asset at a predetermined price at a specified time in the future. Options can be settled in either cash, stable coin or by physical delivery. These options do not qualify as accounting hedges pursuant to ASC 815, Derivatives and Hedging ("ASC 815"), and, accordingly, the digital asset options are carried at fair value and any unrealized gains (losses) are recognized in fair value adjustment on digital asset options on the Unaudited Condensed Consolidated Statements of Operations. No digital asset options were outstanding as of September 30, 2021 or December 31, 2020.

•

Covered call options - periodically, the Company will sell options on digital assets that it owns (referred to as "covered call options"). These option transactions are designed primarily to provide additional income on a portion of the digital assets. The Company uses covered call options for trading purposes. These options do not qualify as accounting hedges pursuant to ASC 815, Derivatives and Hedging ("ASC 815"), and, accordingly, the covered call options are carried at fair value and any unrealized gains (losses) are recognized in Unrealized loss on covered call options on the Unaudited Condensed Consolidated Statements of Operations. Covered call options sold by the Company were the only derivative contracts outstanding as of December 31, 2020 (see Note 9 – Derivatives). No covered call options were outstanding as of September 30, 2021.

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

The Company recorded impairment charges of $12,455,593 and $1,297,131 for the three months ended September 30, 2021 and 2020, and $15,869,459 and $3,743,849 for the nine months ended September 30, 2021 and 2020, respectively, in regard to the Company's digital assets. When the Company sells digital assets, the Company uses the First-In-First-Out (“FIFO”) method to record a gain or loss as appropriate.

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

As of October 31, 2021, there are approximately 21.3 million Salt Tokens held on the Platform by users, including 1.4 million Salt Tokens held as collateral for active loans. As of October 31, 2021, the Company estimates that approximately 52.7 million Salt Tokens are held by third-parties off Platform, but is unable to confirm the identity of the owners or accessibility of such Salt Tokens. As of October 31, 2021, the Company holds 46.1 million Salt Tokens in treasury and expect this amount to increase as Salt Tokens are redeemed through the Platform. The Company has the ability to permanently retire and terminate Salt Tokens held in treasury, which would reduce the maximum amount of tokens available and could impact the price of outstanding Salt Tokens.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Based on an analysis of tax positions taken for all open tax reporting years, the Company has recorded a liability in the amount of $11,158,789 and $14,711,816 as of September 30, 2021 and December 31, 2020, respectively, related to uncertainty regarding a tax holiday application filed with respect to its Mauritius subsidiary. In accordance with ASC 740, the remeasurement of the liability during the three and nine months ended September 30, 2021, resulted in an income tax (expense) benefit of $(436,269) and $3,254,950, respectively, and is recorded in income tax (expense) benefit on the Unaudited Condensed Consolidated Statements of Operations. The Company will continue to monitor the application process in this jurisdiction and adjust this liability accordingly. For the nine months ended September 30, 2020, the Company recorded income tax expense of $2,047,402 which was related to the remeasurement of the Mauritius subsidiary’s tax liability in 2020.

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

As of September 30, 2021, management has evaluated other recently issued accounting pronouncements and determined there have been no changes from disclosures in the Company's most recent audited consolidated financial statements for the year ended December 31, 2020.

Note 4 - Fair Value Measurement

The Company’s financial instruments include cash and cash equivalents, accounts payable, debt securities, and short-term debt. The fair values of cash and cash equivalents, collateral receivable, and accounts payable approximate their stated amounts because of the short maturity of these financial instruments.

The following table presents the fair value hierarchy for those assets and liabilities the Company measured at fair value on a recurring basis:

	September 30, 2021				December 31, 2020
	Fair Value Measurements				Fair Value Measurements
	Level 1		Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity securities:
Investments	$8,287,512		$—	$—	$—	$32,685,804	$—
Collateral receivable	37,380,589	(1)	—	—	—	—	—
Total equity securities	45,668,101		—	—	—	32,685,804	—

Derivatives:
Digital asset swaps	654,315		—	—	—	—	—
Total assets	$46,322,416		$—	$—	$—	$32,685,804	$—

Liabilities
Derivatives:
Covered call options	—		—	—	—	—	2,270,496
Digital asset options	—		—	—	—	—	—
Total derivatives	—		—	—	—	—	2,270,496

Other:
Digital assets payable	—		27,423,371	—	—	4,348,512	—
Collateral due to customer	—		131,240,726	—	—	39,547,465	—
Settlement liability	—		—	—	—	—	5,124,000
Total liabilities	$—		$158,664,097	$—	$—	$43,895,977	$7,394,496

1 $37,380,589 represents the fair value of GBTC shares repledged. The remaining $80,072,938 balance in collateral receivable represents digital assets repledged and held at cost.

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

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At the time of origination, loans are over-collateralized with digital assets the Company determines from time to time to be acceptable collateral. As of September 30, 2021, the digital assets the Company accepted as collateral included Bitcoin, Ethereum, Litecoin, SALT, Bitcoin Cash, USD Coin, PAX Gold, Paxos Standard and TrueUSD. The Company previously accepted XRP as collateral and, since the SEC investigation of XRP, has stopped accepting XRP as collateral for new loans. Borrowers make monthly loan payments of interest, or principal and interest. The interest rate is set by the Company and is impacted by loan terms and amounts. Once a loan application is approved, a loan is created when a borrower sends collateral to the Company’s cold storage collateral wallet (the “Salt Custody Wallet”) and funds are disbursed to the borrower’s bank account or stablecoin to the borrower’s whitelisted digital asset wallet address. During the term of the loan, the Company may repledge borrower’s collateral and move it out of the Salt Custody Wallet. Total borrower collateral repledged of $131,240,726 and $39,547,465 is presented at fair value on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020, respectively. According to its consumer loan agreements, the Company has the ability to sell or liquidate the borrower’s collateral assets to repay the loan principal if a margin call is not cured as required under the contractual terms ("liquidation model"). If the threshold for collateral liquidation is surpassed, Salt Lending may liquidate certain of the collateral assets or, in certain circumstances, stabilize the collateral assets. As of September 30, 2020, the Company switched from a liquidation model to a stabilization model. If stabilization is engaged for a loan and a margin call is not met, the borrower’s collateral assets will be converted to a fixed value digital asset, commonly referred to as a stablecoin, in lieu of liquidation ("stabilization model"). The borrower can subsequently convert the collateral assets back to the original form of digital asset after depositing additional collateral or repaying the loan principal in order to meet the margin call requirements. Liquidation fees and stabilization fees range from 0.00% to 5.00%, of the liquidated or stabilized amount. When a loan reaches an LTV of 90.91%, the borrower’s collateral is sold for stablecoin to stabilize the collateral value and mitigate against further losses.

For the three months ended September 30, 2021 and 2020, the Company received $10,182 and $—, respectively in stabilization and liquidation fees. For the nine months ended September 30, 2021 and 2020, the Company received $906,330 and $137,980, respectively in stabilization and liquidation fees. Borrowers have the option to either liquidate their stablecoin to satisfy the outstanding loan obligation or repurchase digital asset collateral using the stablecoin if the value of the digital asset collateral returns to sufficient levels to meet collateral requirements for the loan obligation. In the event a borrower is delinquent on a monthly payment, the Company has the ability to liquidate a portion of the collateral to satisfy the missed payment.

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

As of September 30, 2021, there were 12 loans with an LTV over 90.91% totaling an unpaid principal balance of $2,236,866. There were no material unpaid principal balances that had an LTV over 90.91% as of December 31, 2020.

The Company values its collateralized outstanding loans at par, shown at principal values. Interest receivable on loans in the amount of $148,977 and $32,520 is presented on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020, respectively. Loans are secured by digital assets, and represent the collateral for loans. The Company originates loans at various LTVs to over-collateralize the loan and protect the lender. A margin call notice is triggered when an LTV of 83.33% is breached and notifies the borrower to post additional collateral or make a payment to cure the margin call to an LTV of 70.00% within 48 hours of notice. Prior to September 30, 2020, an immediate liquidation of collateral was triggered when an LTV of 90.91% is breached. When the established trigger described above is breached, the Company will facilitate a liquidation of collateral to cure the loan to the LTV level as described in the master loan agreement with the appropriate cash proceeds immediately remitted to the Company. The Company has the option to act as the buyer of digital assets during a liquidation and purchase the borrower’s collateral at fair value and satisfy the loan obligation. Since September 30, 2021, the Company began providing stabilization services to borrowers. Such services permit borrowers whose loans are subject to a margin call to have their digital asset collateral exchanged, for a fee, into stablecoins instead of being subject to liquidation. A summary of loans receivable by expected future cash flows is presented below:

	Principal Payments As Of
Receipt of Payments	September 30, 2021	December 31, 2020
0 to 12 months	$39,423,833	$15,271,554
12 to 24 months	10,045,565	1,982,471
24 to 36 months	860,000	3,000,000
Total	$50,329,398	$20,254,025

LTV ratios range from 4.26% to 101.38% and 1.81% to 73.80% as of September 30, 2021 and December 31, 2020, respectively.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At September 30, 2021 and December 31, 2020, the collateral received to secure the loan receivable balance as of each period end was $147,547,389 and $60,226,452, respectively. As of September 30, 2021 and December 31, 2020, a portion of the collateral balance was repledged, resulting in a corresponding liability of $131,240,726 and $39,547,465, respectively, which is included in the digital asset collateral due to customer on the Unaudited Condensed Consolidated Balance Sheet. There is a risk that investments or financing made with borrower collateral could be worth less than the underlying borrower collateral, in which case the Company would have to use digital assets in its treasury or purchase additional digital assets to repay borrower collateral.

A summary of total collateral received to secure the loan receivable balance by digital asset type is presented below:

Collateral Type	September 30, 2021	December 31, 2020
BTC	$117,290,803	$46,062,070
ETH	23,357,794	10,040,956
SALT	213,346	1,285,556
LTC	936,526	985,747
DASH	367,471	590,487
BCH	1,290,006	508,179
XRP	497,918	444,691
Other	3,593,525	308,766
Total	$147,547,389	$60,226,452

A summary of total collateral received to secure the loan receivable balance by loan type is presented below:

Loan Type	September 30, 2021	December 31, 2020
Consumer	$89,709,553	$41,378,056
Business	57,837,836	18,848,396
Total	$147,547,389	$60,226,452

A summary of collateral repledged is presented below:

Activity	Collateral Type	September 30, 2021	December 31, 2020
Repledged for investing	BTC	$56,393,662	$26,091,072
Repledged for investing	ETH	8,557,442	1,106,909
Repledged for investing	USDC	710,553	—
Repledged for financing	BTC	56,356,160	12,349,484
Repledged for financing	ETH	3,741,660	—
Repledged for financing	USDC	3,235,879	—
Repledged for financing	Other	2,245,370	—
Total		$131,240,726	$39,547,465

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

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Based on the Company's review of historical data, Management has been able to liquidate collateral and recover principal, interest, and a liquidation fee and have not incurred any material losses on the outstanding loans of the portfolio. The Company also over collateralizes its loans with digital assets, which allows the Company to liquidate the principal owed and limits market volatility in the event of a liquidation. As of September 30, 2021 and December 31, 2020, the Company had three loans and no loans over 100% LTV, respectively. As a result, the Company booked an immaterial allowance for loan loss as of September 30, 2021, which is included in other expense on the Unaudited Condensed Consolidated Statement of Operations, and no allowance for loan loss as of December 31, 2020.

Note 6 – Digital Assets, net

The following table summarizes the Company’s digital asset holdings as of September 30, 2021:

Asset	Estimated Useful Life	Gross Carrying Amount	Impairment	Reserve	Digital Assets, Net
Digital asset holdings	Indefinite	$83,591,229	$(12,711,529)	$(18,052)	70,861,648

The following table summarizes the Company’s digital asset holdings as of December 31, 2020:

Asset	Estimated Useful Life	Gross Carrying Amount	Impairment	Reserve	Digital Assets, Net
Digital asset holdings	Indefinite	$5,275,598	$(1,079,833)	$(32,642)	$4,163,123

Changes in the Company's digital asset holdings for the nine months ended September 30, 2021 and for the year ended December 31, 2020 were as follows:

January 1, 2020	$1,982,555
Acquisitions	60,073,526
Disposals	(50,137,806)
Impairment	(7,755,152)
December 31, 2020	$4,163,123
Acquisitions	210,499,180
Disposals	(127,931,196)
Impairment	(15,869,459)
September 30, 2021	$70,861,648

The Company recorded impairment expense of $12,455,593 and $1,297,131 for the three months ended September 30, 2021 and 2020, and $15,869,459 and $3,743,849 for the nine months ended September 30, 2021 and 2020, respectively.

In the normal course of business, the Company purchases and sells digital assets including BCH, BNB, BTC, BUSD, DASH, DOGE, ETH, LTC, OKB, PAX, PAXG, TUSD and USDC for purposes of treasury management. The Company transacts with digital asset exchanges, over the counter markets and at times with borrowers of digital asset collateralized loans. Digital assets are acquired or sold with various trading parings including cash, stablecoins or other digital assets.

Note 7 - Harmonic Acquisition

On January 19, 2021 (the "Acquisition Date"), the Company entered into a Membership Interest Purchase and License Agreement ("Purchase Agreement") to purchase all outstanding membership interest in Harmonic Technologies LLC ("Harmonic") from P3K LLC ("P3K"), a related party. The Purchase Agreement also entitles the Company to a license to use, improve, and exploit the software platform owned by P3K. The purchase price consists of 1,708,870 shares of the Company's common stock, paid to P3K in three installments based on the achievement of certain performance milestones. On April 6, 2021, the first milestone was completed, and the Company issued 427,218 shares to P3K. On May 17, 2021, the second milestone was completed, and the Company issued an additional 427,217 shares to P3K. As of September 30, 2021, 854,435 shares have been issued as the first and second milestones were completed. As of September 30, 2021, P3K owns 7.8% of the outstanding common shares of the Company.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has determined that the transaction is an asset acquisition, and the acquired license is an in process research and development asset. Accordingly, the purchase price was expensed on the Acquisition Date and presented in technology and development on the Unaudited Condensed Consolidated Statements of Operations. The total purchase price of $766,151 consists of $624,737 in shares of common stock to be paid upon completion of each of the three milestones, and $141,414 in transaction costs related to the purchase. For the three and nine months ended September 30, 2021, the Company incurred $— and $766,151, respectively, of technology and development expense related to the asset acquisition. For the three months ended September 30, 2021, no shares of common stock were issued in connection with the acquisition. For the nine months ended September 30, 2021, 854,435 shares of common stock were issued with a fair value of $316,466 in connection with the completion of the aforementioned two completed milestones. For the nine months ended September 30, 2021, contingent consideration of $308,271 was recorded for the milestone not yet completed.

In addition to shares issued, the Company is also required to make quarterly cash payments in the amount of 40% of the Company's gross trading profits derived from trading strategies acquired in the acquisition. The Company is to make the payments to P3K until a total of $1,500,000 in cash has been paid. These payments are not included as part of the purchase price, and will be recorded on a quarterly basis, when the contingency is resolved and the consideration becomes payable. As of September 30, 2021, the Company has not made any payments to P3K.

In April 2020, the Company entered into an investment management agreement (“IMA”) with Harmonic. The Company deposited both cash and treasury digital assets into accounts accessible by Harmonic as the investment manager. Additionally, in September 2020, the Company opened a Separately Managed Account (“SMA”) with Harmonic as the investment manager. The SMA is funded with repledged customer collateral. The purpose of both accounts is to earn gains on the assets through various trading strategies including spot trades, digital asset swaps, digital asset options, and covered call options. Prior to the acquisition, the Company was required to pay a monthly incentive allocation fee equal to 25% of the net profits on the assets invested in both the IMA and SMA. For the three and nine months ended September 30, 2021 and 2020, the Company did not incur any expense related to the incentive allocation fee. As of September 30, 2021 and December 31, 2020, the Company accrued incentive allocation fees totaling $— and $323,295, respectively, which is presented as a component of accounts payable and accrued expenses on the Unaudited Condensed Consolidated Balance Sheet. As of September 30, 2021, the Company paid $31,551 of the outstanding payable and the remaining payable balance of $291,744 was forgiven and recorded as other income on the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.

Note 8 – Investments

During the year ended December 31, 2020, the Company began purchasing shares of the Grayscale Bitcoin Trust ("GBTC") and Grayscale Ethereum Trust ("ETHE") (collectively, the "Grayscale Shares"). The Company uses both treasury assets and customer collateral to purchase the shares. Shares of GBTC and ETHE have a six month lock-up period (ending between May 15, 2021 and June 24, 2021) before investors can sell the shares. In accordance with ASC 820, the Company records the shares at fair value based on the share price per the over-the-counter stock market, less the discount for lack of marketability due to the lock-up period. Given the lock-up period expired on June 30, 2021, the discount rate used for the period was 0%. As a discount adjustment is no longer being applied to these shares, the shares are included in Level 1 of the valuation hierarchy. During the nine months ended September 30, 2021, as the Grayscale shares were unlocked, the Company moved all of its shares of GBTC and ETHE to a TradeStation Crypto, Inc.1 ("TradeStation") operational account and subsequently repledged a portion of its shares of GBTC to TradeStation as collateral in exchange for BTC. The Company received 3 BTC as of June 30, 2021 and 97 BTC as of July 9, 2021. In July 2021, the Company repledged the remainder of its shares of GBTC from its operational account to TradeStation as collateral in exchange for 440 BTC received July 16, 2021, and 55 BTC received July 19, 2021. The shares moved to the operational account are presented within investments (ETHE) and the repledged collateral is presented within collateral receivable (GBTC) on the Unaudited Condensed Consolidated Balance Sheet. As a result, the balance of GBTC and ETHE included in investments on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021 was $— and $4,135,420, respectively. The balance of GBTC included in collateral receivable on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021 was $37,380,589. The balance of GBTC and ETHE at December 31, 2020 was $30,861,387 and $1,824,417, respectively. Unrealized gains for the three months ended September 30, 2021 related to the investments of GBTC and ETHE were $11,156,009 and $1,447,372, and for the nine months ended September 30, 2021 was $12,754,256 and $2,873,629, respectively, and are included in unrealized gain on investments on the Unaudited Condensed Consolidated Statements of Operations. The unrealized gains represents the appreciation in the share value of GBTC shares reflected in collateral receivable and appreciation in share value of the ETHE shares reflected in investments. The Company held no shares of GBTC or ETHE during the three and nine months ended September 30, 2020.

In February 2021, the Company invested 1,500 ETH for 84,702 shares in the 3iQ Ether Fund. In accordance with ASC 820, the Company records the shares at fair value based on the share price per the over-the-counter stock market. The balance in the 3iQ Ether Fund as of September 30, 2021 was $4,152,092. Unrealized gain for the three and nine months ended September 30, 2021 related to the investment of 3iQ Ether Fund was $1,126,537 and $1,537,697, respectively, and are included in unrealized gain on investments on the Unaudited Condensed Consolidated Statements of Operations.

1 TradeStation is an online securities brokerage. They are a self-clearing broker for equities, options, and futures, as well as for cryptocurrencies.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Derivatives

The breakdown of the Company's derivatives portfolio, including their respective maturity, as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021		December 31, 2020
Type of Derivative	Notional Amount	Fair Value	Notional Amount	Fair Value
Covered call options	$—	$—	$3,585,500	$(2,270,496)
Digital asset swaps	131,036,772	654,315	—	—
	$131,036,772	$654,315	$3,585,500	$(2,270,496)

	September 30, 2021			December 31, 2020
	Term to Maturity			Term to Maturity
Type of Derivative	Within 1 year	1 through 5 years	Over 5 years	Within 1 year	1 through 5 years	Over 5 years
Covered call options	$—	$—	$—	$2,270,496	$—	$—
Digital asset swaps	654,315	—	—	—	—	—
	$654,315	$—	$—	$2,270,496	$—	$—

Covered Call Options

The covered call options are deemed to be Level 3 liabilities as one or more of the inputs are unobservable and significant to their fair value measurement. No options were outstanding as of September 30, 2021. The exercise price of the options outstanding as of December 31, 2020 is $17,750. The fair value of the covered call options represents the change in the intrinsic value of the outstanding options utilizing the price of Bitcoin at December 31, 2020. The volatility of the underlying digital asset is a driving factor in the fair value. An increase in volatility generally increases the value of the option, while a decrease will generally decrease its value.

The changes in covered call options (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended September 30, 2021 were as follows:

Balance at December 31, 2020	$2,270,496
Fair value adjustment	2,358,364
Repurchase of covered call options	(4,628,860)
Balance at September 30, 2021	$—

For the three and nine months ended September 30, 2021, the Company recognized $— and $173,678, respectively, of income related to the sale of covered call options. The Company also recorded a realized loss on covered call options of $— and $2,358,364 based on the change in fair value of open covered call option positions for the three and nine months ended September 30, 2021, respectively. The Company held no covered call options during the three and nine months ended September 30, 2020.

Digital Asset Options

The digital asset options are deemed to be Level 3 liabilities as one or more of the inputs are unobservable and significant to their fair value measurement. No options were outstanding as of December 31, 2020. The fair value of the digital asset option represents the change in the intrinsic value of the outstanding options utilizing the price of Bitcoin and Ethereum at September 30, 2021. The volatility of the underlying digital assets is a driving factor in the fair value. An increase in volatility generally increases the value of the option, while a decrease will generally decrease its value.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in digital asset options (Level 3 financial instruments) measured at fair value on a recurring basis for the for the nine months ended September 30, 2021 were as follows:

Balance at December 31, 2020	$—
Fair value adjustment	(2,173,486)
Close digital asset options position	2,173,486
Balance at September 30, 2021	$—

For the nine months ended September 30, 2021, the Company recorded a realized loss on digital asset options of $2,173,486 and a realized gain on digital asset options of $— for the three months ended September 30, 2021, based on the change in fair value of open digital asset option positions. The Company held no digital asset options during the three and nine months ended September 30, 2020.

Digital Asset Swaps

The digital asset swaps are deemed to be Level 1 assets as all inputs are readily observable. No swaps were outstanding as of December 31, 2020. The fair value of the digital asset swaps represents the change in the intrinsic value of the outstanding swaps utilizing the price of Bitcoin and Ethereum at September 30, 2021. The volatility of the underlying digital assets is a driving factor in the fair value. An increase in volatility generally increases the value of the option, while a decrease will generally decrease its value.

For the three and nine months ended September 30, 2021, the Company recorded an unrealized gain on digital asset swaps of $654,315, based on the change in fair value of open digital asset swap positions. The Company held no digital asset swaps during the three and nine months ended September 30, 2020.

Note 10 - Collateral Receivable

Digital Asset Collateral Receivable

In June 2020, the Company began repledging customer collateral by entering into short-term loans with counterparties. In accordance with ASC 860, upon repledging, the Company recognizes an asset for the receivable from the counterparty (within collateral receivable on the balance sheet) and a liability for the collateral due to customer. The receivable is recorded at cost and the liability is marked-to-market on a quarterly basis. During the three and nine months ended September 30, 2021, a fair value adjustment of $(26,992,530) and $(28,555,257), respectively, was recorded. During the three and nine months ended September 30, 2020, a fair value adjustment of $(1,329,730) was recorded. As of September 30, 2021 and December 31, 2020, the balance of the digital asset collateral receivable was $117,453,527 and $5,273,763, respectively.

Cash Collateral Receivable

In December 2020, the Company began to borrow and lend digital assets with counterparties. When assets are borrowed from the counterparty, cash is provided to the counterparty as collateral. Upon distribution of cash collateral, the Company records an asset for the cash collateral receivable from the counterparty (within collateral receivable on the balance sheet). As of September 30, 2021 and December 31, 2020, the balance of the cash collateral receivable was $— and $2,025,000, respectively.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11 – Notes Payable

The following table summarizes the Company's notes payable:

				September 30, 2021
	Currency	Balance as of December 31, 2020		Notes Issued	Note Payments		Balance as of September 30, 2021
Digital asset notes payable
Fixed Term Loan of Virtual Currency I	USDC	$8,500,000		$—	$—		$8,500,000
Fixed Term Loan of Virtual Currency II	USDC	—		1,800,000	(1,800,000)	[2]	—
Fixed Term Loan of Virtual Currency III	USDC	—		1,200,000	(1,200,000)		—
Fixed Term Loan of Virtual Currency IV	USDC	—		1,000,000	(1,000,000)		—
Fixed Term Loan of Virtual Currency V	USDC	—		1,000,000	(1,000,000)		—
Fixed Term Loan of Virtual Currency VI	BUSD	—		50,000,000	—		50,000,000
Open Term Loans of Virtual Currency I	USDC	—		12,700,000	(2,700,000)		10,000,000
Open Term Loan of Virtual Currency II	USDC	—		2,200,000	(2,200,000)		—
Open Term Loan of Virtual Currency III	USDC	—		6,250,000	—		6,250,000
Open Term Loans	USD	—		29,900,000	(5,000,000)		24,900,000
Fixed Term Loan I	USD	—		7,878,000	(7,878,000)	[3]	—
Fixed Term Loan IV	USD	—		1,510,500	(1,510,500)		—
Fixed Term Loan V	USD	—		2,016,000	(2,016,000)		—
Fixed Term Loan VI	USD	—		4,080,000	(4,080,000)		—
Fixed Term Loan VII (fka Fixed Term Loan II & III)	USD	—		3,211,200	(3,211,200)		—
Virtual Currency Line of Credit	BTC/ETH	—		16,035,320	—		16,035,320
Total digital asset notes payable		8,500,000		140,781,020	(33,595,700)		115,685,320
Paycheck Protection Program Note Payable	USD	1,199,900		—	—		1,199,900
Participation Agreement Note Payable	USD	1,830,054	[4]	5,749,485	(2,250,539)		5,329,000
Credit Facility Note Payable	USD	—		2,925,524	(2,925,524)		—
Total notes payable		$11,529,954		$149,456,029	$(38,771,763)		$122,214,220

2 The Company repaid the digital asset loan with US dollars.

3 The Company repaid $4,600,000 of the USD loan in digital assets and $3,278,000 in US dollars.

4 As of December 31, 2020, the balance of the Participation Agreement includes accrued interest on the loan of $30,054.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Future principal repayments are as follows:

Amount
Remainder of 2021	$50,000,000
2022	5,329,000
Other[5]	66,885,220
Total	$122,214,220

Digital Asset Notes Payable

As of September 30, 2021 and December 31, 2020, the outstanding balance on the digital asset notes payable was $115,685,320 and $8,500,000, respectively, which is presented in Notes Payable on the Unaudited Condensed Consolidated Balance Sheet. For the nine months ended September 30, 2021 and September 30, 2020, the Company recorded interest expense of $3,126,685 and $—, respectively, which is included as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations. For the three months ended September 30, 2021 and 2020, the Company recorded interest expense of $2,328,493 and $—, respectively, which is included as a component of interest expense on the Unaudited Condensed Consolidated Statement of Operations. As of September 30, 2021 and December 31, 2020, accrued interest was $1,038,578 and $—, respectively on the Unaudited Condensed Consolidated Balance Sheet.

Virtual Currency Line of Credit

On July 31, 2021, the Company entered into a virtual currency line of credit with a counterparty. The line of credit has an open term and bears an interest rate ranging from 6.5% to 9.0%. The line of credit is collateralized using repledged customer collateral. As of September 30, 2021, the Company has borrowed 328 BTC and 561 ETH. The balance on the line of credit as of September 30, 2021 is $16,035,320. The balance of collateral included in collateral receivable on the Unaudited Condensed Consolidated Balance Sheet is $12,083,883. For the three and nine months ended September 30, 2021, a fair value adjustment on the virtual currency borrowed of $3,951,438 was recorded and is reflected in the Unaudited Condensed Consolidated Statement of Operations.

Paycheck Protection Program Note Payable

In May 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Loan Payable”) with Alpine Bank in the amount of $1,199,900. The PPP Loan Payable was issued to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). Under the Program, all or a portion of the PPP Loan Payable may be forgiven in accordance with the Program requirements. As of September 30, 2021 and December 31, 2020, the outstanding balance on the PPP Loan Payable was $1,199,900, which is presented in Notes Payable on the Unaudited Condensed Consolidated Balance Sheet. The Company has applied for forgiveness for the entire outstanding balance of the PPP Loan Payable and as of September 30, 2021 has not received forgiveness.

For the nine months ended September 30, 2021 and September 30, 2020, the Company recorded interest expense of $8,975 and $5,030, respectively, which is included as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations. For the three months ended September 30, 2021 and 2020, the Company recorded interest expense of $3,059 and $3,024, respectively, which is included as a component of interest expense on the Unaudited Condensed Consolidated Statement of Operations. As of September 30, 2021 and December 31, 2020, accrued interest was $17,030 and $8,054, respectively on the Unaudited Condensed Consolidated Balance Sheet.

Participation Agreement Note Payable

On July 22, 2020, the Company entered into a Participation Agreement with a counterparty to sell participation interests in certain loans with the Company’s customers. The Company receives consideration from the counterparty in the amount of the percentage of participation interest of each loan. The terms in the agreement do not meet the criteria to qualify as a sale under ASC 860. Accordingly, the loans are not removed from the Company's balance sheet. The cash received from the counterparty in exchange for the participation interest is recorded as a liability. The counterparty is entitled to receive payment from the Company on the loan payable when payment is received from the customer. The Company is also required to pay a participation fee to the counterparty. The participation fee is a certain percentage of the purchase price of the participated underlying, as agreed upon by both parties. As of September 30, 2021 and December 31, 2020, the principal balance of the participation agreement liability was $5,329,000 and $1,800,000, respectively, and is presented in Notes Payable on the Unaudited Condensed Consolidated Balance Sheet. As of September 30, 2021 and December 31, 2020, the accrued interest was $13,168 and $30,054, respectively. Accrued interest is presented in accounts payable and accrued expenses on the Unaudited Condensed Consolidated Balance Sheet. The interest rate was 9.00%, is accrued daily and is calculated on a 360-day basis. For the three months ended September 30, 2021 and 2020, the Company recorded interest expense of $145,942 and $50,053, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recorded interest expense of $314,075 and $71,379, respectively, which is included as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations. The loan had an initial maturity date of January 22, 2021. On January 22, 2021, the note amount was increased $1,200,000 to $3,000,000, the maturity date was extended through April 22, 2021 and the interest rate was increased to 9.25%. On April 22, 2021, the note amount was decreased $300,000 to $2,700,000, the maturity date was extended through July 22, 2021 and the interest rate was decreased to 9.00%. On May 22, 2021, the Participation Agreement note payable amount was increased $3,000,000 to $5,700,000, the maturity date was extended through February 22, 2022 and the interest rate was increased to 13.00%. In July 2021, the Company refinanced the Participation Agreement and repaid 2,250,539 of the loan balance. In August 2021, the Participation Agreement note payable amount was increased to $5,138,000 with no change to the interest rate of 13.00%. In September 2021, the Participation Agreement note payable amount was increased to $5,329,000 with no change to the interest rate of 13.00%.

5 Other includes the future principal repayments for the Open Term Loans and Open Term Loans of Virtual Currency.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Credit Facility Note Payable

Starting in February 2021, the Company entered into a credit facility with an exchange and uses credit facilities provided within exchange accounts to conduct trading activity. The credit facilities bear an interest rate of 0.02% per day. The credit facility was repaid in May 2021. The credit facility funds were used to purchase 1,700 ETH. As the ETH is not removable from the exchange until the credit facility is paid back in full and cannot be traded into another digital asset, the balance of ETH is recorded within Digital asset receivable from exchange on the Unaudited Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2021, the Company recorded $— and $60,020 of interest expense related to the credit facilities, respectively. The credit facility was repaid in May 2021.

Note 12 - Digital Assets Payable

In December 2020, the Company borrowed 150 Bitcoin from a lender and posted cash collateral (refer to cash collateral in Note 10 - Collateral Receivable for further details related to the collateral receivable). In May 2021, the Company repaid the 150 Bitcoin in exchange for the cash collateral and entered into a new loan agreement to borrow 58 Bitcoin. The 58 Bitcoin is collateralized using repledged customer digital asset collateral. During the nine months ended September 30, 2021, the Company repaid 26 Bitcoin. In July 2021, the Company borrowed an additional 3 Bitcoin. As of September 30, 2021, the outstanding Bitcoin payable is 35 tokens. In July 2021, the Company also borrowed 596 Bitcoin from TradeStation. One Bitcoin was repaid during July 2021. As of September 30, 2021, the outstanding Bitcoin payable is 595 tokens. As of September 30, 2021 and December 31, 2020 the outstanding balance on the digital assets payable, at fair value, is $27,423,371 and $4,348,512, respectively. For the three and nine months ended September 30, 2021, a fair value adjustment of $(7,359,868) and $(7,037,840), respectively, was recorded and is presented as a fair value adjustment on digital assets payable on the Unaudited Condensed Consolidated Statements of Operations.

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

The Company entered into an operating lease for the 42nd floor, located at 707 17th Street, Suite 4200, Denver, Colorado (the “707 17th Street lease”). The 707 17th Street lease is for approximately 25,523 square feet of floor space which began on July 30, 2018, expires on January 1, 2025 and requires monthly rental payments. As part of the terms of the lease between the Company and the landlord, a $900,000 Letter of Credit was issued to the landlord from one of the Company’s banks. The Company maintains $900,000 of cash deposits, recorded in restricted cash on the Unaudited Condensed Consolidated Balance Sheet, with that bank to backstop the Letter of Credit and to obtain lower costs on the Letter of Credit.

The Company entered into an operating lease for the 3rd floor, located at Tower 1, NeXTeracom, Cybercity, Ebene, Mauritius (the “Mauritius lease”). The Mauritius lease is for approximately 1,732 square feet of floor space which began May 15, 2018, expires May 14, 2021 and requires monthly rental payments. The Company provided a $9,926 security deposit to the landlord as part of the lease, which is included as part of other assets on the Unaudited Condensed Consolidated Balance Sheet.

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

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On September 1, 2021, the Company entered into a sublease agreement (the “Sublease”) with Intrepid Potash, Inc. (“Subtenant”) pursuant to which the Company has subleased the entire premises it had leased from SRI Ten DCC, LLC (“Master Landlord”) under that certain Office Lease dated April 24, 2018 (the “Master Lease”). The subleased premises comprise 25,523 square feet of office space located at 707 17th Street, Suite 4200, Denver, Colorado. The Sublease has a 40-month term, commencing October 1, 2021 and ending January 31, 2025, and the Subtenant will pay base rent commencing March 1, 2022 through the end of the term at the initial rate of $37,221. The Subtenant is also responsible for paying certain operating and tax expenses during the entire term of the Sublease. During the nine months ended September 30, 2021, the Company recorded a loss on sublease of $688,120 which is included in the Unaudited Condensed Consolidated Statement of Operations.

The Sublease is subordinate to the Master Lease, and the Subtenant must comply with all applicable terms of the Master Lease, and the Company must comply with all monetary obligations under the Master Lease. The Subtenant must provide a letter of credit to the Master Landlord equal initially to $680,000 and pay a security deposit to the Company of $80,823 to secure its obligations under the Sublease. The Company’s letter of credit issued to the Master Landlord pursuant to the Master Lease was reduced to $510,000.

Rent expense is recorded on the straight-line basis. Rent expense in excess of amounts paid is recognized as deferred rent. The table below represents rent expense by office:

	Three Months Ended September 30,		Nine Months Ended September 30,
Office	2021	2020	2021	2020
707 17th Street	$266,474	$247,732	$780,766	$734,731
1875 Lawrence Street	58,096	56,400	172,593	168,353
NeXTeracom Tower 1. Ebene CyberCity, Mauritius	7,147	7,675	22,255	22,416
Less: 1875 Lawrence Street sublease	(58,096)	(56,400)	(172,593)	(168,353)
Total rent expense (net of sublease)	$273,621	$255,407	$803,021	$757,147

Rent expense is recorded in selling, general, and administrative expense in the Unaudited Condensed Consolidated Statements of Operations. Deferred rent as of September 30, 2021 and December 31, 2020 was $— and $422,115, respectively.

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

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In conjunction with the Settlement Order with the SEC, parties who obtained Salt Tokens from the Company on or before December 31, 2019 (the “Potential Salt Token Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon pursuant to a claims process to be conducted by the Company. The Company must distribute by electronic means claim forms to the Potential Salt Token Claimants within 60 days of the filing of the Company’s registration statement on Form 10 or the date that the Form 10 becomes effective, whichever is sooner. The Potential Salt Token Claimants must submit claims forms within three months of this date (the “Claim Form Deadline”). The Company must settle all valid claims within three months of the Claim Form Deadline. The Claim Form Deadline is January 12, 2022.

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

In addition, if certain holders of Salt Tokens affirmatively reject or fail to accept the offer pursuant to claims process, they may have a right under the Securities Act of 1933 (the “Securities Act”) after the expiration of the claims process. Consequently, should any offerees reject the offer pursuant to the claims process, expressly or by failing to timely return a claim, the Company may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the Salt Tokens have been sold. It may also be possible that by not disclosing that the Salt Tokens were unregistered, and that they may face resale or other limitations, the Company may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may pay additional fines or penalties or other amounts in other jurisdictions. As of September 30, 2021, the Company has not faced contingent liability for noncompliance with applicable federal and state securities laws or paid additional fines or penalties or other amounts in other jurisdictions.

Surety Bonds

During the normal course of business, the Company must purchase surety bonds in connection with certain required state and local licenses and regulations. As of September 30, 2021, and December 31, 2020, the Company has been issued approximately $690,000 and $625,000, respectively, in surety bonds and there have been no claims against such bonds. The Company includes premiums paid on the surety bonds of $1,423 and $4,268 for the three and nine months ended September 30, 2021, respectively, in selling, general and administrative expenses on the Unaudited Condensed Consolidated Statements of Operations.

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

As of September 30, 2021, the Company's investment balance was comprised of 50% related to the 3iQ Ether Fund and 50% related to the investments in the Grayscale Trusts, with 100% in the Grayscale Ethereum Trust (ETHE). As of December 31, 2020, the investments in the Grayscale Trusts represented 100% of the Company's investments balance, with 94% in the Grayscale Bitcoin Trust (GBTC) and 6% in the Grayscale Ethereum Trust (ETHE).

As of September 30, 2021 two borrowers represented 23% and 10% of the Company's total loans receivable balance. As of December 31, 2020, one borrower represented and 27% of the Company's total loans receivable balance.

The Company had three borrowers representing 32%, 19%, and 10% of the Company's total interest income for the three months ended September 30, 2021, and three borrowers representing 12%, 11%, and 10% of the Company's total interest income for the nine months ended September 30, 2021. The Company had one borrower representing 22% of the Company's total interest income for the three months ended September 30, 2020, and three borrowers representing 15%, 12% and 11% of the Company's total interest income for the nine months ended September 30, 2020.

Note 15 – Related Party Transactions

On April 11, 2019, the Company entered into a Release Agreement (the “First Release Agreement”) with a founder, former executive of the Company and current member of our Board of Directors, whereby the Company agreed to pay $150,000 at execution of the First Release Agreement for dismissal of any pending claims against the Company. Additionally, the Company paid $600,000 on April 12, 2019 pursuant to the execution of the First Release Agreement in consideration for the option to purchase 1,250,000 shares held by the executive within 24 months with an exercise price equal to the greater of (i) $4.10 and (ii) the price determined by an independent valuation firm at the time of exercise. In September 2021, the Company and such founder amended and restated the First Release Agreement, which changed the price the Company must pay for the shares upon exercise of such option to be the price determined by an independent valuation firm based on its fair market valuation of Salt under Section 409A of the Internal Revenue Code. The Company recorded a liability for the stock purchase option of $4,888,000, which is presented within settlement liability on the Unaudited Condensed Consolidated Balance Sheet. As of September 30, 2021, and December 31, 2020, the fair value of the stock purchase option was $— and $5,124,000, respectively. Changes in fair value of the settlement liability are presented in Other (expense) income, net on the Unaudited Condensed Consolidated Statements of Operations. The fair value of the stock purchase option was calculated using a discounted cash flow model utilizing the remaining term of the purchase option, treasury bond rates as the risk free rate. The expected purchase price was calculated using the option price floor of $4.10.

On September 10, 2021, the Company entered into a Third Amended and Restated Release Agreement (the “A&R Release Agreement”) with the founder of the Company and member of the Company’s board of directors, pursuant to which the Company and the former executive amended and restated the existing release agreement (the “First Release Agreement”) between the parties dated April 11, 2019.

Under the A&R Release Agreement, the price the Company must pay for these shares upon exercise of such option was modified to be the price determined by an independent valuation firm based on its fair market valuation of the Company under Section 409A of the Internal Revenue Code at the time of exercise. The A&R Release Agreement removed the former executive’s right to cause the Company to redeem the former executive’s shares if the Company does not exercise such option, which under the First Release Agreement would have required the Company to redeem the shares at a price per share equal to the greater of (i) $4.10 and (ii) the price determined by an independent valuation firm at the time of exercise. The A&R Release Agreement also removed the obligation under the First Release Agreement for the Company to pay the former executive an amount of $5,000,000 in the event that certain valuation thresholds of the Company are achieved. The other material terms of the First Release Agreement remain unchanged.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Upon execution of the A&R Release Agreement, the Company no longer has a liability relating to the repurchase of shares issued to the former executive, as the put option was removed and the repurchase option had expired. The liability was derecognized on September 10, 2021; as a founder and former executive of the Company, the former executive is considered a related party of the Company, and therefore, the derecognition of the liability was recorded as a capital contribution through additional paid in capital on the balance sheet.

The changes in the settlement liability (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended September 30, 2021 were as follows:

Balance at December 31, 2020	$5,124,000
Change in fair value	1,000
Capital contribution	(5,125,000)
Balance at September 30, 2021	$—

During 2021 and 2020, employees of the Company were permitted to receive a loan from the Company secured by digital assets after completing the underwriting process. The Company's underwriting process comprises of standard underwriting procedures to determine if the Company can issue a loan to the related party.

As of September 30, 2021, seven fixed-term USD loans were outstanding with related parties of the Company, including a former executive and founder and current and former employees, for $894,000 with interest at a rate between 1.00% and 15.95% and maturing between November 15, 2021 and June 15, 2022. As of December 31, 2020, six fixed-term USD loans were outstanding with related parties of the Company for a total of $497,550. The loan to the founder and former executive carries an annual percentage rate ( "APR") of 0.90%. In May 2021, the founder and former executive refinanced the loan and increased the total amount borrowed to $700,000, which carries an APR of 5.90%.

During the three and nine months ended September 30, 2021, the Company earned interest income from related parties of $13,115 and $22,087, respectively, and during the three and nine months ended September 30, 2020, the Company earned interest income from related parties of $26 and $155, respectively, which is included in interest income on the Unaudited Condensed Consolidated Statements of Operations.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 16 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through December 23, 2021. The following are material subsequent events:

USD Loans

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

On November 4, 2021, the Company entered into two open term USD loans with a counterparty. The loans were collateralized using repledged customer collateral. The Company borrowed $2,500,000 and $4,500,000 with an interest rate of 11.00%. Interest is accrued daily and is calculated on a 360-day basis.

On November 9, 2021, the Company entered into an open term USD loan with a counterparty. The loan was collateralized using repledged customer collateral. The Company borrowed $2,000,000 with an interest rate of 11.75%. Interest is accrued daily and is calculated on a 360-day basis.

On November 15, 2021, the Company entered into an open term USD loan with a counterparty. The loan was collateralized using repledged customer collateral. The Company borrowed $11,000,000 with an interest rate of 11.75%. Interest is accrued daily and is calculated on a 360-day basis.

On November 29, 2021, the Company entered into an open term USD loan with a counterparty. The loan was collateralized using repledged customer collateral. The Company borrowed $3,000,000 with an interest rate of 11.00%. Interest is accrued daily and is calculated on a 360-day basis.

On December 7, 2021, the Company entered into an open term USD loan with a counterparty. The loan was collateralized using repledged customer collateral. The Company borrowed $1,500,000 with an interest rate of 11.00%. Interest is accrued daily and is calculated on a 360-day basis.

On December 14, 2021, the Company repaid $4,000,000 of the Open Term Loans.

Digital Assets Notes Payable

On December 6, 2021, the Company repaid the BUSD Fixed Term Loan of Virtual Currency VI of $50,000,000. To repay the note, the Company sold spot BTC positions in exchange for BUSD.

PPP Loan Payable

On December 15, 2021, the Company received notification from the U.S. Small Business Administration that the PPP Loan is not eligible for forgiveness. Management will appeal the decision.

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

There were no significant changes during the three and nine months ended September 30, 2021 to the items disclosed as significant accounting policies and estimates of the Company described in “Note 3, Summary of Significant Accounting Policies” to the Company’s financial statements and as described in “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10 Registration Statement, as amended on September 10, 2021.

RESULTS OF OPERATIONS

Results of Operations for the three months ended September 30, 2021 and 2020

The following comparative analysis of results of operations for the three months ended September 30, 2021 and 2020 is based on the comparative unaudited interim condensed consolidated financial statements, footnotes, and related information for the periods identified. This analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Revenues
Interest income	$742,867	$201,658	$541,209	268%
Stabilization fees, liquidation fees and token revenue	10,286	26	10,260	39462%
Total revenues	753,153	201,684	551,469	273%

Expenses
Selling, general, and administrative expense	4,643,515	3,278,960	1,364,555	42%
Restructuring and severance	46,923	3,096	43,827	1416%
Impairment of digital assets	12,455,593	1,297,131	11,158,462	860%
Settlement expense	—	6,000	(6,000)	—%
Depreciation expense	128,736	13,723	115,013	838%
Total expenses	17,274,767	4,598,910	12,675,857	276%
Loss from operations	$(16,521,614)	$(4,397,226)	$(12,124,388)	276%

Other (expense) income, net
Gain on sale of digital assets	2,742,954	2,845,041	(102,087)	(4)%
Unrealized gain on investments	13,729,918	48,661	13,681,257	28115%
Fair value adjustment on digital assets payable	(7,359,868)	—	(7,359,868)	—%
Unrealized gain (loss) on derivative	654,315	(666,143)	1,320,458	(198)%
Fair value adjustment on repledged collateral	(26,992,530)	(1,329,730)	(25,662,800)	1930)%
Fair value adjustment on notes payable	(3,951,438)	—	(3,951,438)	—%
Loss on sublease	(688,120)	—	(688,120)	—%
Interest expense	(2,498,324)	(139,994)	(2,358,330)	1685%
Other income, net	(94,480)	90,293	(184,773)	(205)%
Total other (expense) income, net	(24,457,573)	848,128	(25,305,701)	(2984)%

Loss before income taxes	(40,979,187)	(3,549,098)	(37,430,089)	1055%
Income tax (expense) benefit	(436,269)	31,592	(467,861)	(1481)%
Net loss	$(41,415,456)	$(3,517,506)	$(37,897,950)	1077%

Revenue

The Company generates income from interest income, digital asset liquidation, conversion and stabilization fees. Revenue was $0.8 million for the three months ended September 30, 2021, compared to $0.2 million for the three months ended September 30, 2020. This increase is due to the increase in stabilization fees and interest income described below.

Interest Income

The increase in interest income to $0.7 million for the three months ended September 30, 2021 from $0.2 million for the three months ended September 30, 2020, was due to a 331% increase in the unpaid principal balance, and a higher average loan size, which was offset by a decrease in the weighted average interest rate charged. Unpaid principal balance grew from $11.7 million to $50.3 million as of September 30, 2020 and September 30, 2021, respectively, while weighted average interest rate decreased from 7.55% at September 30, 2020 to 5.95% at September 30, 2021. Average loan size grew from less than $0.1 million for the three months ended September 30, 2020 to $0.2 million for the three months ended September 30, 2021.

Stabilization Fees, Liquidation Fees and Token Revenue

Stabilization fees, liquidation fees and token revenue remained constant at less than $0.1 million for the three months ended September 30, 2021 and 2020.

Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.6 million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively. The increase in expense was primarily driven by $1.1 million of higher compensation and consulting expenses as the Company continues to scale for growth in the business and hire appropriate staff to maintain our public filing requirements, $0.1 million of expenses related to compliance with our public filing requirements, and $0.1 million of higher marketing expenses.

Restructuring and Severance

Restructuring and severance costs remained constant at less than $0.1 million for the three months ended September 30, 2021 and 2020.

Depreciation Expense

Depreciation expense grew from less than $0.1 million to $0.1 million as of September 30, 2020 and September 30, 2021, respectively, due to the accelerated depreciation of leasehold improvements and fixed assets related to the sublease of our Denver office.

Impairment of Digital Assets

Impairment expense was $12.5 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively. The increase in impairment expense was due to the volatility in the underlying market value of the digital assets during the three months ended September 30, 2021. This was primarily driven by the addition of digital assets in the period at higher cost basis relative to the current carrying value which resulted in a significant impairment for the quarter.

Acquired digital assets are accounted for at cost, subject to subsequent impairment, as appropriate. As a result, when a digital asset is impaired, the Company must write down the value in our financials. However, the value of a digital asset cannot be written up if the price goes up or if a previously written-down asset subsequently recovers.

Other (expense) income, net

Gain on Sale of Digital Assets

Gain on sale of digital assets decreased to $2.7 million from $2.8 million for the three months ended September 30, 2021 and 2020, respectively, as the Company limited the sale of digital assets for operational cash and reduced lending off balance sheet as the Company has borrowing partnerships and treasury management active. The Company typically sells digital assets for operational cash requirements, treasury asset reallocation, and generating return through hedging strategies, delta-neutral digital asset arbitrage trading strategies (such as perpetual arbitrage, cash and physically-settled term futures, spot, spread, and FX specialization arbitrage), and other digital asset investments.

Unrealized Gain on Investments

Unrealized gain on investments increased to $13.7 million from less than $0.1 million for the three months ended September 30, 2021 and 2020, respectively. The unrealized gain on investments was due to an increase in the price of shares of the Grayscale Bitcoin Trust and Grayscale Ethereum Trust investments of approximately 14% and  27%, respectively, for the three months ended September 30, 2021. .

Fair Value Adjustment on Digital Assets Payable

The Company had a fair value adjustment on digital assets payable of $(7.4) million for the three months ended September 30, 2021, as compared to $— for the three months ended September 30, 2020, due to changes in fair value of the underlying digital asset as of September 30, 2021. Bitcoin prices increased approximately 25% during three months ended September 30, 2021, resulting in an increase in the digital assets payable.

Unrealized Gain (Loss) on Derivative

Unrealized gain (loss) on derivative option contract was $0.7 million for the three months ended September 30, 2021, as compared to $(0.7) million for the three months ended September 30, 2020, due to new investment strategies implemented in 2021.

Fair Value Adjustment on Repledged Collateral

The Company had a fair value adjustment on repledged collateral of $(27.0) million for the three months ended September 30, 2021, as compared to $(1.3) million for the three months ended September 30, 2020, because of fair value adjustments of repledged borrower collateral at counterparties. Bitcoin prices increased by approximately 25% while Ethereum prices increased by approximately 33% during the three months ended September 30, 2021 resulting in an overall increase in the Company's repledged collateral liabilities.

Fair Value Adjustment on Notes Payable

The Company had a fair value adjustment on notes payable of $(4.0) million for the three months ended September 30, 2021, as compared to $— for the three months ended September 30, 2020, due to the difference in fair market value compared to our carrying value on our virtual currency lines of credit.

Loss on Sublease

The Company had a loss on sublease of $0.7 million for the three months ended September 30, 2021 as compared to $— for the three months ended September 30, 2020, due to an office sublease agreement entered in September 2021.

Interest Expense

Interest expense was $2.5 million for the three months ended September 30,2021 as compared to $0.1 million for the three months ended September 30, 2020. The increase in interest expense was due to notes payable, pursuant to which the Company borrowed USDC and USD to lend to clients.

Income Tax (Expense) Benefit

Income tax (expense) benefit for the three months ended September 30, 2021 and 2020 was $(0.4) million and less than $0.1 million, respectively. The tax expense for the three months ended September 30, 2021 was driven by the reversals of the income tax (expense) benefit recorded in earlier quarters plus accrued interest on the unpaid FIN48 liability recorded in income tax liability on the Unaudited Condensed Consolidated Balance Sheet.

Results of Operations for the nine months ended September 30, 2021 and 2020

The following comparative analysis of results of operations for the nine months ended September 30, 2021 and 2020 is based on the comparative unaudited interim condensed consolidated financial statements, footnotes, and related information for the periods identified. This analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Revenues
Interest income	$1,944,415	$692,124	$1,252,291	181%
Stabilization fees, liquidation fees and token revenue	908,463	138,358	770,105	557%
Total revenues	2,852,878	830,482	2,022,396	244%

Expenses
Selling, general, and administrative expense	13,046,998	10,649,796	2,397,202	23%
Restructuring and severance	46,923	670,553	(623,630)	(93)%
Impairment of digital assets	15,869,459	3,743,849	12,125,610	324%
Settlement expense	1,000	349,000	(348,000)	(100)%
Technology and development	766,151	—	766,151	—%
Depreciation expense	156,181	41,168	115,013	279%
Total expenses	29,886,712	15,454,366	14,432,346	93%
Loss from operations	$(27,033,834)	$(14,623,884)	$(12,409,950)	85%

Other (expense) income, net
Gain on sale of digital assets	9,035,402	8,255,886	779,516	9%
Unrealized gain on investments	17,165,582	48,661	17,116,921	35176%
Fair value adjustment on digital assets payable	(7,037,840)	—	(7,037,840)	—%
Unrealized gain (loss) on derivative	654,315	(144,049)	798,364	(554)%
Fair value adjustment on repledged collateral	(28,555,257)	(1,329,730)	(27,225,527)	2047%
Fair value adjustment on notes payable	(3,951,438)	—	(3,951,438)	—%
Realized loss on digital asset options	(2,173,486)	—	(2,173,486)	—%
Loss on sublease	(688,120)	—	(688,120)	—%
Interest expense	(3,543,773)	(170,585)	(3,373,188)	1977%
Other income, net	130,506	242,035	(111,529)	(46)%
Total other (expense ) income, net	(18,964,109)	6,902,218	(25,866,327)	(375)%

Loss before income taxes	(45,997,943)	(7,721,666)	(38,276,277)	496%
Income tax benefit (expense)	3,254,950	(2,047,402)	5,302,352	(259)%
Net loss	$(42,742,993)	$(9,769,068)	$(32,973,925)	338%

Revenue

The Company generates income from interest income, digital asset liquidation, conversion and stabilization fees. Revenue was $2.9 million for the nine months ended September 30, 2021, compared to $0.8 million for the nine months ended September 30, 2020. This increase is due to the increase in stabilization fees and interest income described below.

Interest Income

The increase in interest income to $1.9 million for the nine months ended September 30, 2021 from $0.7 million for the nine months ended September 30, 2020, was due to an over 331% growth of unpaid principal balance, and a higher average loan size, which was offset by a decrease in the weighted average interest rate charged. Unpaid principal balance grew to $50.3 million from $11.7 million as of September 30, 2021 and 2020, respectively, while weighted average interest rate decreased from 7.55% at September 30, 2020 to 5.95% at September 30, 2021. Average loan size grew to $0.2 million for the three months ended September 30, 2021 from less than $0.1 million for the three months ended September 30, 2020.

Stabilization Fees, Liquidation Fees and Token Revenue

The increase in stabilization fees, liquidation fees and token revenue to $0.9 million for the nine months ended September 30, 2021 from $0.1 million for the nine months ended September 30, 2020, was due to market downturn that occurred in May and June 2021 resulting in stabilizations of customer’s loans and the associated fees collected during that period. Bitcoin prices decreased by approximately 40% (with a peak decline of approximately 50%) and Ethereum prices increased by approximately 19% (with a peak decline of approximately 57%) during that timeframe which resulted in more stabilizations of customer loans.

Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.0 million and $10.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in expense was primarily driven by $2.8 million of increased compensation and consulting expenses as the Company continues to scale for growth in the business and hire appropriate staff to maintain our public filing requirements, $1.0 million of increased audit, accounting, and legal expenses related to compliance with our public filing requirements, $0.2 million of increased marketing expenses, offset by a decrease in litigation expenses in 2021 of $1.5 million.

Restructuring and Severance

Restructuring and severance costs were less than $0.1 million for the nine months ended September 30, 2021, compared with $0.7 million for the nine months ended September 30, 2020 which was due to changes in executive management in 2020.

Impairment of Digital Assets

Impairment expense was $15.9 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in impairment expense was due to the volatility in the underlying market value of the digital assets during the nine months ended September 30, 2021. This was primarily driven by the addition of digital assets in the period at higher cost basis relative to the current carrying value which resulted in a significant impairment for the nine months ended September 30, 2021.

Acquired digital assets are accounted for at cost, subject to subsequent impairment, as appropriate. As a result, when a digital asset is impaired, the Company must write down the value in our financials. However, the value of a digital asset cannot be written up if the price goes up or if a previously written-down asset subsequently recovers.

Technology and Development Expense

Technology and development expense was $0.8 million and $— for the nine months ended September 30, 2021 and 2020, respectively. The increase in technology and development expense was due to expenses incurred for the purchase of in process research and development in conjunction with the asset acquisition of Harmonic in 2021.

Other (expense) income, net

Gain on Sale of Digital Assets

Gain on sale of digital assets increased to $9.0 million from $8.3 million for the nine months ended September 30, 2021 and 2020, respectively, due to a combination of investing our Treasury digital assets and selling as our lending volumes continued to grow for the nine months ended September 30, 2021. The Company sells digital assets for operational cash requirements, treasury asset reallocation, and generating return through hedging strategies, delta-neutral digital asset arbitrage trading strategies (such as perpetual arbitrage, cash and physically-settled term futures, spot, spread, and FX specialization arbitrage), and other digital asset investments.

Unrealized Gain on Investment

Unrealized gain on investments increased to $17.2 million from less than $0.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was due to an increase in the price of shares of the Grayscale Bitcoin Trust and Grayscale Ethereum Trust investments of approximately 6% and 83%, respectively, for the nine months ended September 30, 2021.

Fair Value Adjustment on Digital Assets Payable

The Company had a fair value adjustment on digital assets payable of $(7.0) million for the nine months ended September 30, 2021, as compared to $— for the nine months ended September 30, 2020, due to changes in fair value of the underlying digital asset as of September 30, 2021. Bitcoin prices increased approximately 49% during for the nine months ended September 30, 2021, resulting in an increase in the digital assets payable.

Unrealized Gain (Loss) on Derivative

Unrealized gain (loss) on derivative option contract was $0.7 million for the nine months ended September 30, 2021, as compared to $(0.1) million for the nine months ended September 30, 2020, due to new investment strategies implemented in 2021.

Fair Value Adjustment on Repledged Collateral

The Company had a fair value adjustment on repledged collateral of $(28.6) million for the nine months ended September 30, 2021, as compared to $(1.3) million for the nine months ended September 30, 2020, because of fair value adjustments of repledged borrower collateral at counterparties. Bitcoin prices increased by approximately 49% while Ethereum prices increased by approximately 302% during the nine months ended September 30, 2021, resulting in an overall increase in the Company's repledged collateral liabilities.

Fair Value Adjustment on Notes Payable

The Company had a fair value adjustment on notes payable of $(4.0) million for the nine months ended September 30, 2021, as compared to $— for the nine months ended September 30, 2020, due to the difference in fair market value compared to our carrying value on our virtual currency lines of credit.

Realized Loss on Digital Asset Options

Realized loss on digital asset options was $2.2 million for the nine months ended September 30, 2021, as compared to $— for the nine months ended September 30, 2020, due to closing open digital asset option positions that began at year end of 2020 by buying back the options.

Loss on Sublease

The Company had a loss on sublease of $0.7 million for the nine months ended September 30, 2021 as compared to $— for the nine months ended September 30, 2020, due to an office sublease agreement entered in September 2021.

Interest Expense

Interest expense was $3.5 million for the nine months ended September 30, 2021 as compared to $0.2 million for the nine months ended September 30, 2020. The increase in interest expense was due to an increase to notes payables, pursuant to which the Company borrowed USDC and USD to lend to customers.

Other Income, net

Other income, net was $0.1 million for the nine months ended September 30, 2021 as compared to $0.2 million for the nine months ended September 30, 2020. The decrease in other income, net was due to the write-off of accrued performance fees from 2020 during the nine months ended September 30, 2021.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the nine months ended September 30, 2021 and 2020 was $3.3 million and $(2.0) million, respectively. The tax benefit for the nine months ended September 30, 2021 was driven by a lower tax assessment of $10.9 million that the Company received from the Mauritius Revenue Authority compared to the approximate $15.0 million reserve that was recognized at September 30, 2020. For the nine months ended September 30, 2020, the Company recorded a $2.0 million tax expense due to a revised tax assessment calculation received related to the Mauritius subsidiary.

Liquidity and Capital Resources

The Company originally financed its operations primarily through the sale of Salt Tokens, raising a total of approximately $47.1 million. In addition, the Company raised $1.0 million from the sale of convertible notes to investors in 2016 and 2017. Since then, Salt has financed its operations through the sale of digital assets, such as Bitcoin and Ethereum, that are held in treasury. As of September 30, 2021, the Company’s principal source of liquidity was cash and cash equivalents of $1.8 million, which were held for general corporate and working capital purposes. The principal uses of cash in recent periods have been funding our operations.

The Company also entered into short-term loan arrangements to fund loan originations. These arrangements include virtual currency loan agreements and loan participation agreements. Under the virtual currency loan agreements, the lender lends certain virtual currencies to the Company in consideration for a loan fee. These loans are collateralized with an amount of U.S. dollars or virtual currency at least equal to the initial collateral purchase. Salt pays the entirety of the loan balance on the termination date of each loan, which occurs on the earlier of the maturity date, call option date, prepayment option date, event of default, written notice, or the exercise of a party’s termination right in connection with a Hard Fork or Airdrop, or the loan is rolled into a new loan with extended maturity date.

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

Additionally, starting in February 2021, the Company entered into open term loans for a total of 12.7 million USDC as of September 30, 2021, with interest at a rate of 9%, of which 2.7 million USDC was repaid as of September 30, 2021. The loans were collateralized using repledged customer digital asset collateral. As of September 30, 2021, the remaining principal and interest due on the loan were outstanding.

On September 10, 2021, the Company entered into a fixed term loan for 1.0 million USDC with an interest rate of 9.00%. The loan was collateralized using repledged customer digital asset collateral. The loan was repaid in full as of September 30, 2021.

Participation Agreement Note Payable

The Company also has a loan arrangement under a Participation Agreement with a third party under which Salt sells participation interests in certain loans with its customers equal to the amount of the percentage of participation interest purchased in each loan. The Company pays the counterparty a participation fee equal to a certain percentage of the purchase price of the participated underlying loan, as agreed upon by both parties. The Company repays the counterparty when payment is received from the customer. As of September 30, 2021 and December 31, 2020, the principal balance of the participation agreement liability was $5.3 million and $1.8 million, respectively, and is presented in Notes Payable on the Unaudited Condensed Consolidated Balance Sheet. As of September 30, 2021 and December 31, 2020, the accrued interest was $0.01 million and $0.03 million, respectively, and is presented in accounts payable and accrued expenses on the Unaudited Condensed Consolidated Balance Sheet. The interest rate was 9.00%. For the three months ended September 30, 2021 and 2020, the Company recorded interest expense of $0.1 million and $0.1 million, and $0.3 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively, which is included as a component of interest expense on the Unaudited Condensed Consolidated Statements of Operations. The loan had an initial maturity date of January 22, 2021. On January 22, 2021, the note amount was increased to $3.0 million, the maturity date was extended through April 22, 2021 and the interest rate was increased to 9.25%. On April 22, 2021, the note amount was decreased to $2.7 million, the maturity date was extended through July 22, 2021 and the interest rate was decreased to 9.00%. On May 22, 2021, the note amount was increased to $5,700,000, the maturity date was extended through February 22, 2022 and the interest rate was increased to 13.00%. In July 2021, the Company refinanced the Participation Agreement and repaid 2,250,539 of the loan balance. In August 2021, the Participation Agreement note payable amount was increased to $5,138,000 with no change to the interest rate of 13.00%. In September 2021, the Participation Agreement note payable amount was increased to $5,329,000 with no change to the interest rate of 13.00%.

Paycheck Protection Program Term Note

In May 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Loan Payable”) with Alpine Bank in the amount of $1.2 million pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”), which as of September 30, 2021, remains outstanding and is presented in Notes Payable on the Unaudited Consolidated Balance Sheets. The Company applied for forgiveness for the entire outstanding balance of the PPP Loan Payable under the Program. As of September 30, 2021, the loan has not been forgiven.

Virtual Currency Line of Credit

On June 30, 2021, the Company entered into a virtual currency line of credit with a counterparty. The line of credit has an open term and bears an interest rate equal to the interest rate displayed on the Company's Platform on the date the loan is initiated. As of September 30, 2021, the Company has borrowed 328 BTC and 561 ETH. The balance on the line of credit as of September 30, 2021 is $16.0 million. For the nine months ended September 30, 2021, a fair value adjustment on the virtual currency borrowed of $(4.0) million was recorded and is reflected in the Unaudited Condensed Consolidated Statement of Operations.

Notes with Other Counterparties

In January 2021, the Company entered into a fixed term loan with a counterparty. The loan was collateralized using repledged customer digital asset collateral. The Company borrowed $7.9 million with interest at a rate of 6%. The original maturity date was February 26, 2021. On February 26, 2021, the maturity date was extended to March 26, 2021. On March 25, 2021, the loan was partially paid off and had a balance of $3.3 million with interest at a rate of 6%. The maturity date was extended to April 30, 2021. The remaining balance was rolled into a new non-interest bearing fixed term loan with a principal balance of $3.4 million, including accrued interest from the previous loan term. The new loan was collateralized using the Company's digital assets. On May 27, 2021, the Company repaid the remaining principal on the loan. In February 2021, the Company entered into two non-interest bearing fixed term loans with a counterparty, one for 1.8 million USDC and another $0.7 million. The loans were collateralized using repledged customer digital asset collateral. The loans matured on April 30, 2021. Upon maturity, the loans were rolled into a new non-interest bearing fixed term digital asset loans. In June 2021, the Company repaid the principal of the loans. In March 2021, the Company also entered into three non-interest bearing fixed term loans for $1.2 million, $1.5 million and $1.5 million with maturity dates of April 30, 2021. The loans were collateralized using repledged customer digital asset collateral. Upon maturity, the loans were rolled into an open term loan. In June 2021, the Company repaid the principal of the loans. In April 2021, the Company entered into additional non-interest bearing fixed term loans. The Company borrowed $2.0 million, $4.1 million and $3.2 million, respectively. The loans matured on May 28, 2021. As of September 30, 2021, the Company repaid the principal of the loans.

The Company also entered into an open term loan with a second counterparty for 2.2 million USDC with an interest rate of 19.5% in February 2021. The loan was collateralized using repledged customer digital asset collateral. The loan was repaid in full as of September 30, 2021.

Starting in February 2021, the Company also entered into a credit facility with an exchange and uses credit facilities provided within exchange accounts to conduct trading activity. The credit facilities bear an interest rate of 0.02% per day. The total amount extended under these credit facilities for the nine months ended September 30, 2021 was $2.9 million. The credit facility funds were used to purchase 1,700 ETH and the balance of ETH is recorded within Digital asset receivable from exchange on the Unaudited Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2021, the Company recorded $— and $0.1 million of interest expense related to the credit facilities, respectively. The credit facility was repaid May 11, 2021.

In March 2021, the Company entered into a fixed term digital asset loan with a third counterparty for 1.2 million USDC with an interest rate of 11%. The loan was collateralized using repledged customer digital asset collateral. The loan matured on May 12, 2021. As of the maturity date, the loan was rolled into an open-term loan and was repaid as of September 30, 2021. In April 2021, the Company borrowed an additional 1.0 million USDC loan with interest at a rate of 11%. The loan matured on July 6, 2021. Interest is accrued daily and is calculated on a 360-day basis. As of the maturity date, the loan was rolled into an open-term loan and was repaid as of September 30, 2021.

In June 2021, the Company entered into open term loans for a total of $21.9 million with $14.9 million of the principal borrowed at an interest rate of 11.50% and $7.0 million borrowed at an interest rate of 8.50%. The loans were collateralized using repledged customer digital asset collateral. As of September 30, 2021, the balance remains outstanding.

In July 2021, the Company entered into an open term digital asset loan for 6.25 million USDC with an interest rate of 9.50%. The loan was collateralized using repledged customer digital asset collateral. As of September 30, 2021, the balance remains outstanding.

In August 2021, the Company entered into an open term loan for $1.5 million with an interest rate of 9.50%. The loan was collateralized using repledged customer digital asset collateral. As of September 30, 2021, the balance remains outstanding.

On August 11, 2021, the Company entered into a fixed term digital asset loan for 50 million BUSD with an interest rate of 6.00%. The loan was collateralized using repledged customer collateral. The loan originally matured on November 9, 2021. The loan was extended to December 18, 2021, with an interest rate of 8.25%. Interest is accrued daily and is calculated on a 360-day basis.

In September 2021, the Company entered into an open term loan for $5.0 million with an interest rate of 10.50%. The loan was collateralized using repledged customer digital asset collateral. As of September 30, 2021, the Company repaid the principal due on the loan.

In September 2021, the Company entered into an open term loan for $1.5 million with an interest rate of 10.25%. The loan was collateralized using repledged customer digital asset collateral. As of September 30, 2021, the balance remains outstanding.

In the future, the Company may raise additional funds through the sale of its equity securities, debt financings, commercial agreements or the sale or hedging of portions of its digital assets in order to finance the Company's activities. The Company’s ability to raise additional funds is dependent on several factors, many of which are beyond the Company’s control. For example, the Company’s ability to liquidate or hedge portions of its digital assets is subject to significant variability caused by volatile market conditions for such digital assets. Further, if there is a decline in the underlying digital asset market, the Company may be required to sell increasingly large amounts of its digital assets in order to raise similar amounts of funds, which may lead to significant variability in the amount of cash that may be raised from the sale of all of its digital assets. As of September 30, 2021, the Company held digital assets valued at cost of $70.9 million. During the three and nine months ended September 30, 2021, due to the volatility in the market value of the digital assets, impairment charges of $12.5 million and $15.9 million, respectively, were recorded on the Company's Unaudited Condensed Consolidated Statements of Operations. As of December 31, 2020, the Company held digital assets valued at cost of $4.2 million. During the three and nine months ended September 30, 2020, due to the decline in the market value of the digital assets, impairment charges of $1.3 million and $3.7 million were recorded on the Company's Unaudited Condensed Consolidated Statements of Operations.

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

The Company’s ability to generate revenue from digital assets is also limited by contractual sale restrictions on such digital assets. The Company’s investments in the Grayscale Bitcoin Trust (GBTC) and the Grayscale Ethereum Trust (ETHE) are approximately $4.1 million as of September 30, 2021. As the investments in GBTC and ETHE were mainly purchased using borrower collateral, the Company is able to utilize only the incremental value of the GBTC and ETHE shares over the collateral liability to provide additional liquidity. As of September 30, 2021, the shares of GBTC and ETHE were trading at a discount to the underlying Net Asset Value, and as a result, there is a risk that the GBTC and ETHE shares could be worth less than the underlying borrower collateral, in which case the Company would have to use digital assets in its treasury or purchase additional digital assets to repay borrower collateral. During the three months ended September 30, 2021, as the Grayscale shares were unlocked, the Company moved all of its shares of GBTC and ETHE to a TradeStation operational account and subsequently repledged a portion of its shares of GBTC to TradeStation as collateral in exchange for 3 BTC.

Going Concern and Management's Plans

The Company has experienced losses from operations and significant cash outflows from cash used in operating activities for the nine months ended September 30, 2021. As of and for the nine months ended September 30, 2021, the Company had an accumulated deficit and losses from operations of $96.3 million and $27.0 million, respectively. Additionally, the Company has material contingent liabilities related to ICO purchasers under the SEC Settlement Order regarding the ICO and the claims process. The total payments related to the claims process could exceed or be less than the Salt Token Liability reported in the Unaudited Condensed Consolidated Balance Sheets. The Company has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations with the assets on its balance sheet and concluded that the aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Summary of Cash Flows for the nine months ended September 30, 2021 and 2020

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(30,415,160)	$(12,383,057)
Net cash used in investing activities	$(65,469)	$(40,000)
Net cash provided by financing activities	$26,661,144	$3,647,734

Operating Activities

Net cash used in operating activities was $30.4 million for the nine months ended September 30, 2021. Cash was consumed from operations by net loss of $42.7 million, less non-cash items of $32.1 million consisting principally of stock-based compensation of $0.1 million, gain on disposal of digital assets of $9.0 million, unrealized gain on investment of $17.2 million, unrealized gain on derivative of $0.7 million, fair value adjustment on digital assets payable of $7.0 million, fair value adjustment on notes payable of $4.0 million, technology and development expense  paid in shares of $0.7 million, fair value adjustment on repledged collateral of $28.6 million, realized loss on digital asset options of $2.2 million, loss on sublease of $0.7 million, gain on forgiveness of incentive allocation fees payable of $0.3 million, loss on SALT Token of less than $0.1 million, change in fair value of settlement liability of less than $0.1 million, impairment of digital assets of $15.9 million, and depreciation of $0.2 million. Net cash used in operating activities was also impacted by an increase in interest receivable of $0.1 million, increase in loans receivable of $35.1 million, decrease in digital assets of $15.1 million, decrease in investments of less than $0.1 million, decrease in collateral receivable of $2.0 million, decrease in covered call options of $0.2 million, increase in other assets of $0.8 million, decrease in Salt Token liability of less than $0.1 million, decrease in tax liability of $4.1 million, decrease in other liabilities of $0.2 million, and increase in accounts payable and accrued expenses of $3.2 million.

Net cash used in operating activities was $12.4 million for the nine months ended September 30, 2020. Cash was consumed from operations by net loss of $9.8 million, less non-cash items of $2.9 million consisting principally of stock-based compensation of less than $0.1 million, gain on disposal of digital assets of $8.3 million, unrealized gain on investment of less than $0.1 million, unrealized loss on derivative of $0.1 million, fair value adjustment on repledged collateral of $1.3 million, gain on SALT Token of $0.2 million, change in fair value of settlement liability of $0.3 million, impairment of digital assets of $3.7 million, and depreciation of less than $0.1 million. Net cash used in operating activities was also impacted by an decrease in interest receivable of less than $0.1 million, increase in loans receivable of $0.2 million, increase in digital assets of $0.3 million, decrease in income tax receivable of $2.5 million, increase in deferred tax asset of $1.7 million, increase in other assets of $5.8 million, decrease in Salt Token liability of $0.3 million, increase in tax liability of $6.5 million, decrease in other liabilities of $0.1 million, and decrease in accounts payable and accrued expenses of $0.3 million.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 was $0.1 million which is comprised of the purchase of property and equipment.

Net cash used in investing activities during the nine months ended September 30, 2020 was less than $0.1 million which is comprised of the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $26.7 million during the nine months ended September 30, 2021, consisting of proceeds from notes payable of $52.7 million, repayment of notes payable of $26.1 million, and proceeds from exercise of stock options and warrants of $0.1 million.

Net cash provided by financing activities was $3.6 million during the nine months ended September 30, 2020, consisting of proceeds from notes payable of $5.3 million, proceeds from PPP loan of $1.2 million, repayment of notes payable of $2.9 million, and proceeds from exercise of stock options of less than $0.1 million.

Settlement Order and Claims Process

On September 30, 2020, the SEC approved the SEC Settlement Order related to the determination by the SEC that Salt Tokens were securities. In conjunction with the SEC Settlement Order, parties who obtained Salt Tokens from the Company on or before December 31, 2019 (the “Potential Salt Token Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon upon the tender of such Salt Tokens, or for damages if the purchaser no longer owns the Salt Tokens. The Company expects to calculate interest by using the yield of the 1-year US treasury note, which as of October 31, 2021 was 0.15%. The SEC Settlement Order requires the Company to distribute by electronic means claim forms to the Potential Salt Token Claimants within 60 days of the filing of the Company’s Registration Statement on Form 10 or the date seven (7) days after the Form 10 becomes effective, whichever is sooner. Such distribution deadline was August 28, 2021. The Potential Salt Token Claimants must submit claims by the claim form deadline, which deadline will be the earlier of three (3) months from the date that the SEC’s Division of Corporation Finance (the “Division”) notifies Salt that its review of this Form 10 has been concluded or six (6) months from the date that this Form 10 becomes effective (the “Claim Form Deadline”). The Claim Form Deadline is January 12, 2022. Any amounts to be refunded will be paid in cash.

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

1

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

2

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

Financial Condition and Management’s Plans

The Company expects to continue to incur losses from operations and have significant cash outflows for at least the next twelve months. The Company has experienced recurring losses from operations including a loss from operations of $27.0 million during the nine months ended September 30, 2021 and significant recurring cash outflows from operations including cash used in operating activities of $30.4 million during the nine months ended September 30, 2021. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s management continues to take actions in an effort to secure sufficient capital to fund its existing lending business, including establishing lines of credit secured with repledged collateral assets. Further, the Company’s management is pursuing different options for generating additional revenue streams, in addition to revenue from lending such as interest income and fees, including:

1	Expanding our investment and digital asset trading strategies with treasury and collateral assets;

2	Offering new services to existing borrowers, such as additional digital asset trading functionality; and

3	Development of digital asset management services for qualified individual and institutional investors, including customer-directed managed accounts.

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

In September 2021, management engaged a third-party external consulting firm to assist the Company with implementing a formal Sarbanes-Oxley program and perform a scoping and risk assessment, document process flows, identify key controls, and assist management with remediation of internal control gaps in accordance with COSO 2013 – Integrated Internal Controls Framework. Additionally, in the fourth quarter of 2021, management plans to perform an evaluation of their internal controls over financial reporting with the assistance of their external consultants to ensure an accurate, complete, and timely assessment.

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended September 30, 2021, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Bylaws of Salt Blockchain Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 12, 2021).
10.1	Employment Agreement, dated effective July 1, 2021, between Salt Blockchain Inc. and Justin English (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 18, 2021).
10.2	Employment Agreement, dated effective July 1, 2021, between Salt Blockchain Inc. and Dustin Hull (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 18, 2021).
10.3	Employment Agreement, dated effective July 1, 2021, between Salt Blockchain Inc. and Dirk Anderson (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 18, 2021).
10.4	Sublease between Salt Blockchain, Inc. and Intrepid Potash, Inc. entered into on September 1, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 8, 2021).
31.1 *	Certification of Principal Executive Officer pursuant to rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to rule 13a-14(a)
32. 1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350.
101

Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted as in iXBRL and contained in Exhibit 101

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

Date: December 23, 2021