Form 10-K
period 2021-12-31
Salt Blockchain Inc.
filed 2022-06-23
CIK 1686400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NUMBER: 001-15697

SALT BLOCKCHAIN INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-4029835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Address not applicable[1]	Address not applicable
(Address of principal executive offices)	(Zip Code)

(720) 575-2272
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Salt Token
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

1 We are a remote company and do not maintain corporate headquarters.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 22, 2022, the number of shares of the registrant’s common stock outstanding was 11,153,882.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding:

•	Expected operating results, such as revenue growth and earnings.
•	Expectations of the effect on our financial condition of claims, litigation, contingent liabilities and governmental and regulatory investigations and proceedings.
•	Strategy for customer retention, growth, product development, market position, financial results and reserves.
•	Strategy for risk management.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control, including those described in our Item 1A. “Risk Factors”. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, readers should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the risk factors discussed in this Annual Report, including particular risks associated with new technologies such as digital assets and blockchain technology;
•	the economic conditions in the digital asset industry and market(s);
•	changes in consumer demand for, and acceptance of, our products and services;
•	changes in consumer trust for blockchain technology and specifically our lending platform;
•	the commercial feasibility and success of our lending platform, including the effectiveness of our platform and our ability to maintain confidence in the operation of our platform;
•	the ability of borrowers to repay loans issued through our lending platform;
•

the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services;

•	our ability to continue as a going concern for the next twelve months;
•	our ability to implement and maintain effective disclosure controls and procedures and internal controls over financial reporting;
•

the impact on our financial condition of our settlement with the SEC related to our issuance of Salt Tokens in our initial coin offering ("ICO"), and in particular, the effect of the payout to eligible Salt Token claimants entitled to a refund pursuant to the claims process conducted pursuant to our settlement order with the SEC;

•

developments and changes in laws and regulations, including increased regulation of digital assets through legislative or regulatory action and revised rules and standards applied by the SEC and other regulators, whether in the U.S. or globally;

•	the potential impact of any changes in control of our Company or future acquisitions, mergers, dispositions, joint ventures or investments we may make;
•

disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment; and

•	other world economic and political developments.

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. The foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

PART I

Item 1. Business

Overview

Salt Blockchain Inc. (formerly known as Salt Lending Holdings, Inc.), a Delaware corporation, was formed on September 9, 2016 in Denver, Colorado with an auxiliary office located in Mauritius. The Company provides loans through a proprietary software technology platform that are collateralized by digital assets.

The Company wholly owns various subsidiaries, which include Salt Lending LLC, Salt Digital Lending LLC, Salt Platform, LLC, Salt Technology, Ltd., Marvel Dealings LLC, Mayacama Ltd. In addition, in January 2021, the Company acquired Harmonic Technologies, LLC (“Harmonic”). References in this Annual Report to the “Company,” “Salt,” “we,” “us,” and “our” refer to Salt Blockchain Inc. and our subsidiaries.

In June 2020, following the global COVID-19 pandemic, we became a remote-first company, meaning that for the vast majority of roles, our employees have the option to work remotely. Accordingly, we do not currently have a principal executive office. Our telephone number is (720) 575-2272. Our website address is www.saltlending.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of this filing.

As discussed in the Risk Factors included in this Annual Report, our Company’s commercial operations have not generated sufficient revenues to enable profitability. This raises substantial doubt about our ability to continue as a going concern. See “Item 1A. Risk Factors” for additional information.

Our Business

We own and operate a proprietary software technology platform, or the “Platform,” that facilitates the origination and servicing of digital asset-backed loans. Our target markets are consumers and commercial enterprises that hold digital assets and are seeking to borrow against such digital assets, primarily in the United States. Salt provides term loans to these consumers and commercial enterprises through its wholly-owned subsidiaries. Our loans are collateralized with digital assets held by our consumers and commercial customers, which digital assets serve as collateral for the repayment of the loans and which collateral is returned to borrowers upon repayment of the loan. The loans are over-collateralized with digital assets, including Bitcoin, Ethereum, Litecoin, SALT, Bitcoin Cash, USD Coin, PAX Gold, Paxos Standard and TrueUSD and other digital assets that we determine are acceptable collateral. We generate revenue from interest income; digital asset liquidation, stabilization and conversion fees; and trading investment income.

Our Mission

We build usable real world crypto products that increase access to financial opportunities and give people more control over their ability to generate wealth long term.

Salt Platform

Our Platform is a proprietary technology platform that we developed in order to deliver and manage the products and services that we provide to our customers, including our core product offering of digital asset-backed loans. The Platform provides a direct-to-consumer method for the origination, underwriting, and servicing of credit solutions involving digital asset transactions.

For our digital asset-backed loans, the Platform facilitates the origination and servicing of digital asset-backed loans while also serving as our internal loan management system. The Platform’s loan management system provides for the management and administration of our core lending business, including the application process, product identification and selection, collateral underwriting standards, loan funding and servicing, collateral management and tracking, and regulatory compliance. We use the Platform to decide whether to approve loan transactions, to structure the amount and terms of the loans we offer and to provide funds to borrowers. The Platform enables us to closely monitor collection and portfolio performance data that we use to continually refine our statistical measures used in making our loan transaction decisions. We also leverage the Platform to facilitate the transfer of digital asset collateral for loans and manage the custodial needs for such collateral.

We manage and maintain custody of our customers’ digital assets as part of our products, including for digital assets serving as collateral. We utilize third-party providers of digital asset wallet service providers to hold and transfer the digital assets that we custody for our customers. The Platform provides reporting tools to allow us to manage digital asset and collateral transfers and to monitor borrower account balances and loan-to-value ratios. We also establish custody controls and permissions for collateral transfers through the Platform.

The customer-facing portion of the Platform, consisting of our website and mobile application, provides our customers with the ability to directly manage their loans, collateral, account information and information in connection with the other products and services that we provide to customers. Loan customers receive notifications from the Platform upon collateral deposit, withdrawal requests, margin call, and other account changes. We leverage the technology of our Platform to provide an improved customer experience and allow for various cross-selling opportunities with our customers. The Platform also allows us to track and measure consumer satisfaction and loyalty in order to enable us to continue to provide an improved experience.

We expect to provide in the future various other loan and related products, such as a credit card product. We anticipate that such products will also leverage the Platform. We developed the Platform as a flexible and scalable technology platform so that we can adapt to new products and changes in our consumer base and transaction volume. For example, we are developing increased Application Programming Interface ("API") access to the Platform to create embedded lending integrations with third-party platforms and merchants.

Our Products

Digital Asset-Backed Loans

Our current core product is our digital asset-backed loans. We originate such loans through our wholly owned subsidiary, Salt Lending LLC ("Salt Lending"). Salt Lending offers loans in 45 states plus the District of Columbia and Puerto Rico and holds consumer lending licenses in 17 U.S. states, including California, Colorado, Illinois and New Jersey. Salt Lending also lends to borrowers in Canada and certain other international jurisdictions.

Salt Lending offers U.S. Dollar denominated loans to both consumer and business borrowers who own digital assets and desire to borrow against their digital assets without selling their digital assets portfolio. Borrowers that receive loans from Salt Lending are required to transfer a specified value of digital assets to Salt Lending to be held as collateral and security for the repayment of the loans. Upon repayment of the loan, the digital asset collateral is returned to borrowers. Salt Lending originates loans with a loan-to-value ratio below 70% against the underlying digital assets collateral. Price volatility in the digital asset collateral is monitored, and borrowers are alerted of margin call requirements starting at an 83.33% loan-to-value ratio.

Pursuant to our loan agreements, Salt Lending has the ability to sell or liquidate the borrower’s collateral assets to repay the loan principal in certain circumstances, including if a margin call is not timely cured. The margin requirements are determined by Salt Lending and agreed to by borrowers in our loan agreements. In October 2020, Salt Lending introduced a new loan product feature called stabilization. If stabilization is enabled for a loan and a margin call is not met, the borrower’s collateral assets will be converted to a fixed value digital asset, commonly referred to as a stablecoin, in lieu of liquidation. The borrower can subsequently convert the collateral assets back to the original form of digital asset after depositing additional collateral or repaying the loan principal in order to meet the margin call requirements. Transaction fees apply in the case of a conversion.

Salt Lending primarily serves this niche market with term loans ranging in size from $5,000 to $11,500,000 and collateralized with a security interest in various different types of cryptocurrencies, including Bitcoin, Ethereum, Litecoin, SALT, Bitcoin Cash, USD Coin, PAX Gold, Paxos Standard and TrueUSD and other digital assets that we determine are acceptable collateral. Prior to accepting new digital assets as collateral, we conduct a review in order to determine whether to accept such new digital assets. The purpose of such review is to determine whether holding such new digital assets as collateral for a loan provides the Company sufficient security in light of such asset’s trading volume, liquidity and volatility, while maintaining an acceptable level of risk. The review also identifies any potential costs and development work required in order for the Company to accept a new digital asset as collateral. In conducting such review, we examine a number of factors, including, in particular, the intended use case for the asset, the asset’s current market capitalization and trading volume, whether the asset is built on a blockchain supported by our wallet service providers, whether the asset may be deemed a security under applicable securities laws or subject to other regulatory requirements, and any additional risks that may arise due to supporting a new digital asset. Such factors allow the Company to assess the risk profile of new digital assets and make an informed decision before allowing such asset to serve as collateral for a loan. Since the Company’s review process is intended to be a holistic review of new digital assets on a case-by-case base, the Company does not have any specific parameters or limits on such factors.

Our digital asset-backed loans are governed by loan agreements entered into with each borrower. The loans have a fixed term that range from three to 36 months in duration with interest only or principal and interest repayment arrangements. The loans generally require either periodic payments of principal and interest with a fixed payment amount due each period during the term of the loan or periodic payments of interest only with a final lump sum payment of principal at the end of the loan term. Payments are due monthly. The applicable interest rates for our loans will vary based on several factors including the originating loan-to-value ratio, loan duration and jurisdiction. There are no origination or prepayment fees. Fees may apply in the case of a collateral sale. Beginning in January 2022, Salt Lending introduced a program pursuant to which borrowers can receive digital assets for making timely payments of periodic interest on their loans.

Salt Lending underwrites the loans based upon: (i) know-your-customer and anti-money laundering screening; (ii) its ability to securely take possession, store, manage, and liquidate the digital assets held as collateral; (iii) market capitalization, volatility, liquidity, and trading volumes for the digital assets; (iv) the legal status of the digital assets to be used as collateral; and (v) other corporate due diligence for business borrowers.

Under its loan agreements, Salt Lending has the right to rehypothecate, repledge, sell, or otherwise transfer or use collateral for Salt Lending’s own account and at Salt Lending’s own risk. We rehypothecate certain collateral, including under capital facilities we maintain with financial partners for capital management purposes. Salt Lending may also repledge certain collateral in connection with the Company’s hedging strategies and to generate investment returns. The Company regularly monitors such re-hypothecation and repledging transactions as well as the credit standing of its financial partners in order to maintain sufficient available capital for purposes of servicing our loans.

Salt Lending is party to loan agreements with certain lenders and other strategic partners, pursuant to which Salt Lending borrows capital for use in its lending business. Under such agreements, Salt Lending may borrow both U.S. dollars and digital assets. Salt Lending utilizes such capital to extend loans made to its borrowers and for other capital management, hedging and risk management purposes.

Digital Asset-Backed Credit Card

We are currently developing a digital asset-backed credit card offering. Such a product will allow us to offer our digital asset-backed loan product in the form of a credit card. The offering remains in the early stages of planning and development. Given the early stage of such offering, the terms and conditions for the credit card product remain to be determined. In addition, there can be no assurances of when and whether we will ultimately be able to bring this product to market.

Asset/Portfolio Management

In addition to our lending business, the Company utilizes treasury assets to generate return through hedging strategies, delta-neutral digital asset arbitrage trading strategies (such as perpetual arbitrage, cash and physically-settled term futures, spot, spread, and FX specialization arbitrage), and other digital asset investments. As noted above, under our loan agreements, Salt Lending has the right to rehypothecate, repledge, and transfer collateral. Borrower collateral may also be repledged to secure transactions, including our short-term loans that we maintain with third parties for capital management purposes and market neutral trading strategies to generate investment returns.

In January 2021, the Company acquired Harmonic from P3K LLC, of which Joseph Perry, a member of our Board of Directors, is a founder and the managing member, as well as a perpetual license to certain trading execution software, algorithmic trading strategies, historical tick data, and quantitative scripts from its parent company. Harmonic provides digital asset management services to qualified investors utilizing tick data stores, fill/order capture analysis, cloud computing resources and quantitative scripts, and uses risk management dashboards/tools to allocate assets efficiently according to risk. Prior to the acquisition, Harmonic provided such digital asset management services to the Company in connection with certain of our proprietary and collateral digital assets. Following the acquisition, the Company continues to evaluate the development and expansion of such asset management services for third parties.

The Company is also exploring the offering of certain digital asset exchange and transfer services. Such offerings would enable our customers to exchange digital assets that they hold for digital assets from the Company. Any such offerings would be subject to the Company complying with and obtaining any necessary regulatory requirements and approvals and making any necessary filings. We cannot anticipate at this time when and if this offering will be made available to customers.

Salt Tokens

Beginning in 2017, we issued Salt Tokens, which is an Ethereum-based ERC-20 digital asset token, that enable token holders to receive discounts on loan products and for use as a platform currency within the Platform. From 2017 through 2019, we sold approximately 77.2 million Salt Tokens to purchasers for approximately $48.4 million as well as the repayment of certain convertible debt and as compensation to founders, employees, and consultants. A total fixed supply of 120,000,000 Salt Tokens exists.

In 2017, when initially sold, Salt Tokens were required for our customers to purchase access to membership tiers and to access the Platform. Since August 2018, the Salt Token is not required for use of the Platform. Currently, Salt Tokens can be redeemed in connection with loans originated through the Platform for the following purposes: (i) to obtain a reduced interest rate on a loan; (ii) to repay outstanding interest on a loan; (iii) to pay loan fees; and (iv) as partial collateral for a loan. We may in the future consider and offer new features or other uses for the Salt Token on the Platform.

As of May 31, 2022, there are approximately 19,500,000 Salt Tokens held on the Platform by users, including 1,100,000 Salt Tokens held as collateral for active loans. As of May 31, 2022, we estimate that approximately 53,700,000 Salt Tokens are held by third parties off Platform, but we are unable to confirm the identity of the owners or accessibility of such Salt Tokens. As of May 31, 2022, we hold 46,800,000 Salt Tokens in treasury and expect this amount to increase as Salt Tokens are redeemed through the Platform. We have the ability to permanently retire and terminate Salt Tokens held in treasury, which would reduce the maximum amount of tokens available and could impact the price of outstanding Salt Tokens.

Key Growth Strategies and Industry Trends

Growth Strategy

We believe our Platform technology and lending products provide us with significant growth opportunities. Our ability to grow revenue is affected by, among other things, access to capital, wide adoption of digital assets, the growth of consumers globally with internet and mobile access, and the acceptance of digital assets and associated regulatory developments. Our strategy to drive growth in our Platform includes the following:

•	Extending through strategic partnerships: by building strategic partnerships to acquire new customers and establish our role in digital asset communities;

•

Retaining and growing our user base: through retaining and cross-selling existing customers, expanding our customer base and scale, increasing our customers’ use of our services by providing new or improved products to accessing liquidity and preserving wealth;

•	Seeking new areas of growth: through new international markets and focusing on innovation;

•

Developing new products and business lines: through iterations on current products, introduction of related lending and related financial products, including issuance of a credit card product, monetization of technology services, and digital asset exchange services, and potential acquisitions of other companies;

•	Generating recurring revenue and diversifying revenue streams: by improving customer retention and launching new strategy-focused products designed to create long-term customers;

•	Building trust through transparency and customer control: by building products and providing necessary information that puts control in the customer’s hands;

•

Maintaining a nimble, flexible business culture: we have implemented a “build-measure-learn” culture, which promotes consistent experimentation and an agile approach to responding to customer needs and developing customer-focused products; and,

•	Expanding asset management services:

◦

Broadening our target market: to maintain strong regulatory standing, SALT is focused today on building products, such as crypto managed accounts, for accredited and institutional investors. As we scale, we will look to expand into the global retail market.

◦	Building an asset management team: we are continuing to add key roles to our asset management team such as algorithm developers.

◦	Exploring new product lines: we will leverage our recently acquired execution technology to explore opportunities for expanding our asset management offerings.

Industry Trends

FinTech – In pursuing our growth strategy, we intend to capitalize on the growth of the financial technology industry, or FinTech. FinTech, which is built on the merging of financial services with communications technology, is a growing industry for a variety of reasons. Developments in technology, including big data analytics, artificial intelligence, and mobile development, are combining to give FinTech companies and the services they offer, also referred to as FinTech platforms, an increasing advantage over traditional financial platforms. Faster payment networks typically reduce the time required to move money between accounts. Management believes that as we accumulate customer data and combine analytics, we will be able to adapt our products and services to future customer needs, increase transparency into the financial system and grant more financial control to the customer. We also plan to bring new products to market, improve service offerings, and make FinTech processes more efficient and transparent.

Market Acceptance of Digital Assets – As acceptance of digital assets continues to increase, we are seeing traditional financial institutions, such as banks, lenders, card networks, and payment processors, as well as technology companies consider and adopt digital assets in connection with their businesses and financial offerings. Investment products such as Bitcoin trusts and ETFs are beginning to be offered or planned, and we expect new and additional offerings incorporating digital assets to emerge. Consumers who have not yet invested in or otherwise transacted in digital assets may consider offerings from such institutions or companies due to their established position in the market. Traditional financial institutions may also consider partnering with or acquiring cryptocurrency-focused fintech companies, thereby creating new opportunities for growth stage companies such as SALT.

Digital Asset Prime Brokerage Services – Prime brokerage services refers to a group of services that financial institutions offer to hedge funds and other investment management companies. These services may include, among other things, execution, lending, reporting and clearing and custody services. In recent years, the number of companies offering prime brokerage services in the digital assets industry has noticeably increased. We expect our recently completed acquisition of Harmonic and related technology licensing arrangement will allow us to better compete in this industry.

Digital Asset Yield Products – Another emerging trend in our industry is the rising demand and expectation for companies to offer products that enable customers to generate digital asset-denominated returns. Examples include staking rewards and short-term lending or interest-bearing accounts. Proven demand for these products continues to inform our decision making and product expansion planning. Exploration into yield generation strategies has led us to acquire advanced trading technology capabilities through our acquisition of Harmonic and the related technology license, and we expect to leverage this technology to create new offerings for our customers. Such products have recently become subject to increased scrutiny by regulators, including, in particular, their compliance with U.S. securities laws and regulations. The Company will take such actions and applicable regulations into consideration when structuring products but believes it is still too early to determine how such scrutiny will affect these services.

Stablecoins and Central Bank Digital Currencies (CBDCs) – The rapid rise in the adoption of digital assets over the past few years has led not only to the creation of stablecoins (i.e., digital assets pegged to fiat currencies like the U.S. Dollar), but has also generated conversations regarding the development of Central Bank Digital Currencies (CBDCs). Much like cryptocurrencies, CBDCs are recorded on digital ledgers. However, unlike in the case of cryptocurrencies, these ledgers would be overseen by central banks, which would also issue the currencies and process transactions. It is yet to be determined what impact this tension between centralization and decentralization will have on the industry. We currently offer our customers the ability to use stablecoins as collateral for loans, and we will continue to monitor the potential creation of CBDCs and any associated business opportunities. In March 2022, President Joe Biden signed an Executive Order that, among other things, called for the research and development of a potential United States CBDC.

DeFi – Decentralized finance, or DeFi, refers to financial instruments built on decentralized architecture, such as the Ethereum blockchain, that are available to the public. Developers can program DeFi applications that create, store, and manage digital assets on the blockchain and that are theoretically immune from private or governmental control. These applications are generally referred to as decentralized applications. Borrowing and lending platforms are among the fastest growing applications of decentralized finance. It has been reported that more than $200 billion in digital assets are being used through DeFi services in the beginning of 2022. Customer demand for DeFi services has resulted in increased competition and led us to adopt products that offer frictionless transactions similar to DeFi but in the context of a regulated US-based financial services company.

Digital Asset Exchanges – As digital assets become increasingly accepted by the public, the number of digital asset exchanges is expected to increase to meet demand. As technology becomes more advanced to address usability (user experience and user interface) concerns, decentralized exchanges may also become more widely utilized. We rely on digital asset exchanges and over-the-counter purchasers to maintain liquidity in the digital assets market. In the case of a liquidation, stabilization, sale or other conversion of borrower collateral, we require access to public and private exchanges to sell or purchase digital assets. In cases of high market volatility, the Company relies on access to multiple counterparties to maintain the ability to transact in a high volume of digital assets. In order to decrease our dependence on third parties and ensure access to such markets, we have acquired a trading execution platform through our acquisition of Harmonic, which we expect to continue to develop and improve.

Crypto Custodians and Wallet Services – Increased demand for independent storage/security units as an additional security measure for digital asset deposits has led to recent increases in the number of digital asset wallet service providers. The regulatory-compliant design of these custody platforms are also an attractive alternative to the conventional wallet systems and another reason for the increase in use of crypto custodians. Management believes that as we pursue our growth strategy, we will be able to leverage a combination of digital asset storage technologies and providers to address any borrower and investor concerns regarding the security of the storage and transfer of the underlying digital asset collateral as well as to provide customers with a simple user experience to manage their digital assets.

In addition to the discussion in this section, see “Risk Factors” below for further discussion of the potential impact of competition and industry trends on our business.

Geographic Markets

Our primary market is the United States, excluding New York, Hawaii, Nevada, North Dakota, and South Dakota. We hope to increase engagement, gain consumer trust, and enhance user understanding of the Salt Platform and Salt’s product offerings. We also offer our loan products in Canada and certain other international jurisdictions. Although our initial marketing efforts are currently concentrated on the United States market, our overall goal is to continue to seek regulatory approvals to expand globally. When we determine to expand internationally, we will need to assess the regulatory approvals applicable to each jurisdiction that we will need to obtain in order to operate in such jurisdictions. We expect that such regulatory approvals are likely to include approvals or licensing relating to lending and regulations applicable to digital assets.

In addition, we operate in Mauritius through our Mauritius subsidiary, Salt Technology, Ltd. that provides support services to our other operations.

Competition

The lending and payments industry is rapidly changing, highly innovative and subject to substantial regulatory oversight. We expect competition within our industry will continue to be intense as existing and new competitors introduce new products or enhance existing products. Our principal competitors are other digital asset-backed consumer and commercial finance companies, decentralized finance companies, consumer loan and finance companies, credit services organizations, online lenders, credit card companies, auto title lenders, and other financial institutions that offer similar financial products and services, including loans on an unsecured as well as a secured basis. In addition, as described above, further adoption of blockchain technology by traditional financial institutions and technology companies, as well as fast growing DeFi applications, present significant competitive threats to our lending business. DeFi, in particular, has recently experienced rapid and significant growth and constitutes a primary competitive threat in the cryptocurrency-backed lending market.

An additional significant source of competition to date has been from companies, including those located outside the United States, that are subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Their business models rely on being unregulated or only regulated in a small number of lower compliance jurisdictions, while also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions. For instance, companies offering digital asset yield products have recently come under increasing regulatory scrutiny as a result of failing or potentially failing to comply with U.S. securities laws and regulations. To the extent companies elect not to or fail to comply with applicable laws and regulations, such competitors may be able to offer products and services to a broader base of consumers, including in the United States and other highly regulated jurisdictions, and at reduced costs. Due to our regulated status as a lender in several jurisdictions and as a money services business with the Financial Crimes Enforcement Network of the Treasury Department, or FinCEN, and our commitment to legal and regulatory compliance, we have not been able to offer some popular products and services, including products and services that our unregulated or less regulated competitors are able to offer to a group that includes many of our customers, which may adversely impact our business, financial condition, and results of operations. We also have expended significant managerial, operational, and compliance costs to meet the legal and regulatory requirements applicable to us in the United States and other jurisdictions in which we operate and expect to continue to incur significant costs to comply with these requirements, which these unregulated or less regulated competitors have not had to incur.

Further, as digital assets become more widely adopted, more traditional financial institutions may begin to directly compete with our platform. Certain of our current and potential competitors, particularly more traditional financial institutions or non-digital asset lenders entering or that may enter our market, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. They also have significantly more financial, technical, marketing and other resources than we have, and are able to devote greater resources to the development, promotion, sale and support of their products and services. Competing services that have partnered with or are tied to established banks and other financial institutions, may offer greater liquidity and create greater consumer confidence in the safety and efficiency of their services than we do. We expect that there will be continued mergers and acquisitions by or among these companies, which will lead to even larger competitors with more resources. We also expect to continue to see new entrants to our field, which offer competitive products and services.

Regulations That Affect Our Business

We market and provide services in heavily regulated industries through a number of different online and offline channels across the United States. In general, these regulations are designed to protect consumers and the public, while providing standard guidelines for business operations. Laws and regulations typically impose restrictions and requirements, such as governing interest rates and fees, maximum loan amounts, loan extensions and refinancing, payment schedules (including maximum and minimum loan durations), disclosures, security for loans and payment mechanisms, licensing, and in certain jurisdictions certain reporting requirements. We are also subject to federal and local laws and regulations including laws and regulations governing recording and reporting certain financial transactions, identifying and reporting suspicious activities and safeguarding the privacy of customers’ non-public personal information. For more information regarding the regulations applicable to our business and the risks to which they subject us, see the section entitled “Risk Factors” below.

In addition, regulation of blockchain and digital assets is under active consideration by the United States through various federal agencies, including the SEC, Commodity Futures Trading Commission (“CFTC”), Federal Trade Commission (“FTC”) and FinCEN of the U.S. Department of the Treasury, as well as in other countries. State government regulations may also apply. Furthermore, it is expected that regulations will increase, although we cannot anticipate how and when. As the regulatory and legal environment evolves, we may become subject to new laws and regulation by the SEC and other agencies.

The legal environment is constantly changing as new laws and regulations are introduced and adopted, and existing laws and regulations are repealed, amended, modified and reinterpreted. Regulatory authorities at various levels of government and voters have enacted, and will likely continue to propose, new laws and regulations impacting our industry. Due to the evolving nature of laws and regulations, further rule making could result in new or expanded regulations, particularly at the state level, that may adversely impact current product offerings or alter the economic performance of our existing products and services. We cannot provide any assurances that additional federal, state, provincial or local statutes or regulations will not be enacted in the future in any of the jurisdictions in which we operate. It is possible that future changes to statutes or regulations will have a material adverse effect on our results of operations and financial condition.

U.S. Federal Regulations

The U.S. federal government and its respective agencies possess significant regulatory authority over consumer financial services. The body of laws to which we are subject has a significant impact on our operations.

Executive Order on Digital Assets: On March 9, 2022 President Joe Biden issued the “Executive Order on Ensuring Responsible Development of Digital Assets” (the “Executive Order”), in which he called for a broad review of digital assets, including cryptocurrencies. While the Executive Order did not immediately implement any new rules or regulations, it set forth six main objectives: consumer and investor protection; financial stability; mitigation of illicit finance and national security risks; U.S. leadership in the global financial system and economic competitiveness; financial inclusion; and responsible innovation. We are continuing to monitor the impact of the Executive Order and any new cryptocurrency-specific regulations that may be implemented as a result.

Dodd-Frank: In 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Title X of this law created the Consumer Financial Protection Bureau, or CFPB, which became operational in July 2011. Title X provides the CFPB with broad rule-making, supervisory and enforcement powers with regard to consumer financial services. Title X of Dodd-Frank also contains so-called “UDAAP” provisions declaring unlawful “unfair,” “deceptive” and “abusive” acts and practices in connection with any transaction with a consumer for a consumer financial product or service or the offering of a consumer financial product or service and giving the CFPB the power to enforce UDAAP prohibitions and to adopt UDAAP rules defining, within constraints, unlawful acts and practices. Additionally, the Federal Trade Commission, or FTC, Act prohibits “unfair” and “deceptive” acts and practices in or affecting interstate commerce and gives the FTC enforcement authority to prevent and redress violations of this prohibition.

Military Protections: The Military Lending Act, or MLA, enacted in 2006 and implemented by the Department of Defense, or DoD, imposes, among other things, a 36% cap on the “all-in” annual percentage rates charged on certain loans to active-duty members of the U.S. military, reserves and National Guard and their respective dependents and requires certain disclosures to such “covered borrowers.” Federal law also limits the annual percentage rate on existing loans when the borrower, or spouse of the borrower, becomes an active-duty member of the military during the life of a loan. Pursuant to federal law, the interest rate must be reduced to 6% per year on amounts outstanding during the time in which the service member is on active duty.

Enumerated Consumer Financial Services Laws, TCPA and CAN-SPAM: Federal law imposes additional requirements on us with respect to our consumer lending. These requirements include disclosure requirements under the Truth in Lending Act, or TILA, and Regulation Z. TILA and Regulation Z require creditors to deliver disclosures to borrowers prior to consummation of both closed-end and open-end loans and, additionally for open-end credit products, periodic statements and change in terms notices. For closed-end loans, the annual percentage rate, the finance charge, the amount financed, the total of payments, the number and amount of payments and payment due dates, late fees and security interests must all be disclosed. For open end credit, the borrower must be provided with key information that includes annual percentage rates and balance computation methods, various fees and charges, and security interests.

Under the Equal Credit Opportunity Act, or ECOA, and Regulation B, we may not discriminate on various prohibited bases, including race, gender, national origin, marital status and the receipt of government benefits, retirement or part-time income, and we must also deliver notices specifying the basis for credit denials, as well as certain other notices.

The Fair Credit Reporting Act, or FCRA, and Regulation V, regulates the use of consumer reports and reporting of information to consumer reporting agencies. The FCRA limits the permissible purposes for obtaining credit reports and requires us to provide notices to customers when we take adverse action, such as increasing interest rates, based on information obtained from third parties, including credit bureaus.

The Electronic Signatures In Global And National Commerce Act, or ESIGN; various state enactments of the Uniform Electronic Transactions Act, and other state laws and regulations address requirements necessary to effectuate electronic signatures and disclosures.

The Electronic Funds Transfer Act, or EFTA, and Regulation E, protect consumers engaging in electronic fund transfers and contain restrictions, require disclosures and provide consumers certain rights relating to electronic fund transfers, including electronic fund transfers authorized in advance to recur at substantially equal intervals.

Additionally, we are subject to compliance with the Telephone Consumer Protection Act, or the TCPA, and the regulations of the FCC, which include limitations on telemarketing calls, auto-dialed calls, pre-recorded calls, text messages and unsolicited faxes. While we believe that our practices comply with the TCPA, the TCPA has given rise to a spate of litigation nationwide. For telemarketing, we must also comply with the FTC Telemarketing Sales Rule, including participation in the National Do Not Call Registry.

We are also subject to compliance with the Controlling the Assault of Non-Solicited Pornography and Marketing Act, or the CAN-SPAM Act, which establishes requirements for sending unsolicited commercial emails.

Bank Secrecy Act and Anti-Money Laundering Laws: Under regulations of the U.S. Department of the Treasury, or the Treasury Department, adopted under the Bank Secrecy Act of 1970, or BSA, we must report currency transactions in an amount greater than $10,000 by filing a Currency Transaction Report, or CTR, and we must retain records for five years for purchases of monetary instruments for cash in amounts from $3,000 to $10,000. Multiple currency transactions must be treated as a single transaction if we have knowledge that the transactions are by, or on behalf of, the same person and result in either cash in or cash out totaling more than $10,000 during any one business day. We also will file a CTR for any transaction which appears to be structured to attempt to avoid the required filing and the individual transaction or the aggregate of multiple transactions would otherwise meet the threshold and require the filing of a CTR. If any transaction appears to be so structured so as to attempt to avoid a required filing, we also will file a Suspicious Activity Report, or SAR.

The BSA also requires us to register as a money services business with the FinCEN. This registration is intended to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. We are registered as a money services business with FinCEN and must re-register with FinCEN by December 31 every other year. We must also maintain a list of our agents (to include each agent’s phone number, address, types of services provided, and a listing of the months in which the gross transaction amount of the agent exceeded $100,000) and must make that list available to FinCEN and any requesting law enforcement or supervisory agency. The list must be updated at least annually.

Federal anti-money-laundering laws make it a criminal offense to own or operate a money transmittal business without the appropriate state licenses, which we maintain. In addition, the USA PATRIOT Act of 2001 and its corresponding federal regulations require us, as a “financial institution,” to establish and maintain an anti-money-laundering (“AML”) program. Such a program must include: (1) internal policies, procedures and controls designed to identify and report money laundering; (2) a designated AML compliance officer; (3) an ongoing AML employee-training program; and (4) an independent audit function to test the AML program. In addition, federal regulations require us to file SARs in order to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe four classes of reportable suspicious transactions—one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the BSA, (3) appear to serve no business or lawful purpose or (4) involve the use of the money service business to facilitate criminal activity. We will maintain strict confidentiality over decisions to file or not file SARs and related records.

We will maintain records required to be kept under the BSA for a period of at least five years.

The Office of Foreign Assets Control, or OFAC, publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted or sanctioned countries. It also lists individuals, groups and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called “Specially Designated Nationals.” Their assets are blocked, and we are generally prohibited from dealing with them.

Privacy Laws: The Gramm-Leach-Bliley Act of 1999 and its implementing federal regulations require us generally to develop, implement and maintain administrative, technical, and physical safeguards to protect the security, confidentiality, and integrity of customer information and to implement notice requirements and restrictions on our ability to disclose nonpublic personal information about our consumers and customers to unaffiliated third parties.

In 2018, the California Consumer Privacy Act or CCPA was enacted into law and became effective January 1, 2020. This law substantially broadens consumer rights with respect to their personal information, imposing obligations to disclose the categories and specific pieces of personal information a business collects and providing consumers the right to opt out of the sale of personal information and the right to request that a business delete any personal information about the consumer under certain circumstances. The CCPA contains penalties for violations in both enforcement proceedings and private actions. The CCPA was enacted in haste and contains a number of ambiguities and problematic provisions. It has already been amended once and may be subsequently amended one or more additional times. Implementing regulations under the CCPA have been proposed, but have not yet been finalized. Other states may adopt laws similar to the CCPA. Additionally, it is possible that the federal government will adopt a law that could supplement or fully or partially preempt the CCPA.

State and Local Regulations in the United States

Consumer loans generally must comply with the extensive laws of the states where our borrowers reside. These laws impose, among other matters, restrictions and requirements governing interest rates and fees, maximum loan amounts, loan extensions and refinancing, payment schedules (including maximum and minimum loan durations), disclosures, security for loans and payment mechanisms, licensing, and in certain jurisdictions certain reporting requirements. While the federal FDCPA does not typically apply to our activities (unless enforced by the CFPB under UDAAP), comparable, and in some cases more rigorous, state laws do apply.

In the event of serious or systemic violations of state law by us or, in certain instances, our third-party service providers when acting on our behalf, we would be subject to a variety of regulatory and private sanctions. These could include license suspension or revocation (not necessarily limited to the state or product to which the violation relates); orders or injunctive relief, including orders providing for revocation of transactions or other affirmative relief; and monetary relief. Depending upon the nature and scope of any violation and/or the state in question, monetary relief could include restitution, damages, fines for each violation and/or payments to borrowers equal to a multiple of the fees we charge and, in some cases, principal as well. Thus, violations of these laws could potentially have a material adverse effect on our results of operations and financial condition.

Our businesses are supervised by certain state authorities in states where we operate. We are subject to regular state examinations and audits and must address with the appropriate state agency any findings or criticisms resulting from these examinations and audits. In addition to state laws governing our lending activities, most states have laws and regulations governing money transmission, including licensing and bonding requirements and laws regarding maximum fees, recordkeeping and/or posting of fees.

We cannot provide any assurances that additional state or local statutes or regulations will not be enacted in the future in any of the jurisdictions in which we operate. Additionally, we cannot provide any assurances that any future changes to statutes or regulations will not have a material adverse effect on our results of operations and financial condition.

Technology & Technology Suppliers

Our Platform was and continues to be developed internally. Our Platform is hosted in third-party data centers on virtual cloud-based infrastructure. During 2021, these providers included Google Cloud Computing and AWS. These data centers use a mixture of biometric access controls, redundant power, environmental controls and secure internet connection points to ensure uptime and data security. Our Company continuously monitors our services for availability, performance and security. We rely on our data center and service providers to maintain peak operating conditions in their businesses and to quickly address issues related to their service as they arise.

Intellectual Property

Our Platform and other technology include various proprietary and intellectual property developed and owned by us. Protecting our rights to our intellectual property enhances our ability to offer distinct and competitive products and services to our customers. We rely on a combination of patent, trademark and trade secret law protections in the United States, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights related to our proprietary technology. Our patent strategy includes identifying key business goals of the Company, enhancing our research and product development, and growing and defending our market share. We have filed several patent applications relating to the technology for our Platform. In addition, we registered “Salt Blockchain,” “SALT,” and the related logo and certain other marks as trademarks in the United States.

Employees

As of May 31, 2022, we have 63 full-time employees. We have a “remote-first” work environment where most of our employees work fully remotely in a distributed by design model.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined under The Jumpstart Our Business Startups Act, or the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.07 billion, (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act.

As an “emerging growth company”, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	only two years of audited financial statements in addition to any required interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

•	reduced disclosure about our executive compensation arrangements;

•	no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

•	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens, and thus the information we provide you may be different from what you might receive from other public companies in which you hold securities.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to avail ourselves to this extended transition period and, as a result, will adopt new or revised accounting standards on the relevant dates on which adoption is required for emerging growth companies.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and that had a public float of less than $250 million or annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a smaller reporting company, at such time as we cease being an emerging growth company, the disclosures we will be required to provide in our SEC filings will increase, but it will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Item 1A. Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by a number of risks if any of them actually occur, including those described below. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Annual Report. These risks are not the only ones faced by us. Additional risks not known or that are deemed immaterial could also materially and adversely affect our financial condition, results of operations, business and prospects.

Risk Factor Summary

The following is a summary of the most material risk factors affecting our business:

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

•	We have a history of operating losses and may incur significant additional operating losses in the future.
•	The Company may not have the ability to continue as a going concern.
•	We have contingent liabilities related to our ICO and we may be subject to penalties if we violate the terms of our settlement agreement with the SEC.
•	We may not be able to secure future financing or develop the business as anticipated.
•	Our revenues could decline if we fail to keep pace with technological developments.
•	We face substantial and increasingly intense competition in the industry in which we operate.
•	We may have limited remedies or recourse in the event of non-payment or late payment by loan borrowers.
•	Certain of our loans are secured by digital assets, which is subject to several risks that may adversely affect the value of the loans.
•	We may hold stablecoins as part of our lending activities, which have inherent counterparty risks.
•	Certain digital assets of borrowers may be pledged as collateral in third-party transactions, which may adversely impact our liquidity and results of financial operations.
•	Disruptions to the third-party services we rely on could materially and adversely affect our business, financial condition and results of operations.
•	Our or our partners' failure to safeguard and manage customers' fiat currencies and cryptocurrencies could harm our business.
•	The costs of potential future litigation could materially and adversely affect our business, financial position, and results of operations.
•	Changes in tax laws could adversely affect our business and we may be subject to additional obligations to collect and remit sales tax.

•	We have experienced management turnover and our current management team and board of directors have limited experience operating an SEC reporting company.
•	We have identified material weaknesses in our internal controls over financial reporting.
•	Events outside our control, including the COVID-19 pandemic, could adversely affect our business.
•	If we were deemed to be an investment company, applicable restrictions could have a material adverse effect on our business.

RISKS RELATED TO OUR INFORMATION TECHNOLOGY

•	Failure of our information technology systems could impair our operations and harm our results of operations.
•	Cybersecurity breaches and unauthorized disclosure of customer information could expose us to liability.
•	We have a limited ability to protect our intellectual property rights.
•	We may be unable to hire skilled developers knowledgeable in the unique programming language required by our Platform applications.

RISKS RELATED TO REGULATION OF OUR INDUSTRY

•

Our business is subject to extensive and complex United States governmental regulation and we may be subject to international regulations for loans that we extend to borrowers outside of the United States.

•

Our arbitration agreements could be rendered unenforceable and current or future class action proceedings could have a material adverse impact on our results of operation, cash flows and financial condition.

GENERAL RISKS RELATED TO DIGITAL ASSETS

•	The prices of digital assets are extremely volatile.
•	Changes to the evolving regulatory regime governing digital assets may adversely affect our business plans.
•	The development, acceptance and use of transactions in digital assets is highly uncertain.
•	Digital assets might be used for illegal or improper purposes, which could expose our Company to liability.
•	Trading or holding digital assets could expose our customers to various cyber security risks.
•	Digital asset exchanges may experience fraud, security failures or operational problems due to their unregulated nature.
•	Digital assets and the systems in place to safeguard customers' assets may be subject to loss, damage, theft or restriction on access.

SPECIFIC RISKS RELATED TO OWNING SALT TOKENS

•	Salt Tokens holders do not have rights as stockholders of our Company.
•	Salt Tokens are subject to transfer restrictions.
•	The current price for use of Salt Tokens may not bear any relationship to their fair market value.
•	Salt Tokens may be subject to rules related to low-priced equity securities.
•	We may amend the terms and conditions of the Salt Token and their continued use on our Platform is not guaranteed.
•	Our Company and customers have no control over the Ethereum blockchain framework.
•	The tax treatment of Salt Tokens is uncertain.

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

We have a history of operating losses and expect to incur significant additional operating losses in the future if we fail to execute our strategy.

Salt Blockchain Inc. was incorporated on September 9, 2016, and we have a limited operating history. We continue to incur operating losses and we have contingent liabilities of an indeterminable amount related to our settlement with the SEC regarding our ICO.

At December 31, 2021 and 2020, we had $0.8 million and $5.6 million in cash and cash equivalents, respectively. For the years ended December 31, 2021 and 2020, we had a net loss of $28.4 million and $15.2 million, respectively.

The amounts of future losses and when, if ever, we will achieve profitability are uncertain.

Our registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report.

Our Company’s commercial operations have not generated sufficient revenues to enable profitability. As a result, our registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. Continued operations is dependent on our ability to generate profitable operations and raise sufficient funds to finance our activities. We had an accumulated deficit of $81.9 million and $53.5 million at December 31, 2021 and 2020, respectively. Additionally, we have material contingent liabilities to ICO purchasers related to the Settlement regarding our ICO and the claims process. The claims process that we conducted pursuant to the Settlement concluded in January 2022. We are however still processing claims and there is a chance the amount required to be repaid will be greater than anticipated. Furthermore, we anticipate incurring additional losses before achieving profitability and, depending on the ultimate payout amount, we may require additional financing in order to meet our continuing obligations and ultimately, to attain profitability. The financial statements do not include any adjustments that might result from the uncertainty about the Company’s ability to continue its business. If the Company’s payout is significant and we are unable to obtain additional financing from outside sources and eventually produce sufficient revenue, we may be forced to sell our assets, or curtail or discontinue our operations.

We have contingent liabilities of an uncertain amount related to our ICO.

In conjunction with our Settlement related to our issuance of Salt Tokens in our ICO, we have contingent liabilities to purchasers who acquired Salt Tokens from our Company on or before December 31, 2019 and who properly made a claim as part of our claims process resulting from the Settlement (the "Potential Salt Token Claimants"). The deadline to submit claims has lapsed in January 2022, and we are currently processing the claims. Those Potential Salt Token Claims who submitted valid and substantiated claims are entitled to a refund in the amount of the consideration paid to our Company in exchange for the Salt Tokens, plus interest, less the amount of any income received thereon. In accordance with the Settlement, we distributed a notice and claim form to Potential Salt Token Claimants. We have begun making payments for all valid claims that we determined to be due and adequately substantiated by Potential Salt Token Claimants. We are processing the remaining claims and expect to make payment on such claims once we have completed processing and confirming that such claims are valid. The amount we could be obligated to pay to Potential Salt Token Claimants is dependent on the amount of valid refund claims submitted by these purchasers, which in turn depends on the amount of subsequent sales of Salt Tokens by the direct purchasers and whether such sales resulted in a loss or a gain for the purchaser. While we have begun making payment on such claims, the final amount that we could be obligated to pay may be greater than anticipated.

We could be subject to additional civil or criminal penalties and sanctions if we violate the terms of our settlement with the SEC.

In connection with our ICO, we entered into the Settlement. While we have already paid the penalties imposed by the Settlement, it contains ongoing and continuing requirements that we refrain from violating the Securities Act. Any future violation of applicable securities laws by us could result in harsher sanctions and fines, which would have a material adverse effect on our ability to implement our business plans. The Settlement requires, among other things, that we conduct the claims process in accordance with those requirements generally described elsewhere in this Annual Report. In addition to requiring us to provide regular written updates regarding the claims process and a final certification, the SEC staff can make reasonable requests from us for further evidence of compliance, and we are required to retain all records and communications relating to the ICO and the claims process for at least one year subsequent to the delivery of the certification to the SEC. Such requests for further information, record-keeping requirements and managing the claims process generally could divert management’s attention from implementing its business plans and could require additional material expenditures by us to legal counsel or other advisors and service providers. A copy of the Settlement can be found on the SEC’s website located at www.sec.gov. We may also be the subject of actions by state securities regulators which could result in requirements to pay additional fines or penalties or to offer the claims process in those other jurisdictions.

The claims process could have a material impact on our financial condition and liquidity.

The offer made pursuant to the claims process under the Settlement will be funded from our Company’s existing cash balance. While the claims process concluded in January 2022, we are still processing claims and there is a chance the amount required to be repaid will be greater than anticipated. Pursuant to the Settlement, we have begun making payments to claimants who submitted valid claims and will make payments to the remaining claimants once we have finished processing the valid claims, which payments will reduce the liquidity and financial resources of our Company. If the amounts that we must pay is greater than we anticipate, it may adversely affect the future growth of our Company as well as our financial condition and results of operations.

We will need to secure financing in the future and our ability to secure future financing is uncertain.

We anticipate that we will continue to incur operating losses. Additionally, pursuant to our Settlement related to our ICO, we are subject to contingent claims process liability. While the claims process concluded in January 2022, we are still processing claims and there is a chance the amount required to be repaid will be greater than anticipated. We may also be required to pay additional fines or penalties or offer the claims process in other jurisdictions, all of which could have a material adverse impact on our financial condition, results of operations and cash flows. As a result, we may require substantial additional financing during the next 12 months to fund these potential fines or penalties or claims process costs as well as our current and anticipated operations. If we are not successful in securing additional financing, we may need to curtail our business operations.

We may seek such additional funding through public or private financings, collaborative arrangements, debt or other arrangements with third parties. Additionally, as a result of our Settlement related to the ICO, we may be prohibited from raising funds in an exempt offering of our securities pursuant to Regulation A under the Securities Act unless we receive a specific waiver from the SEC. Although we received a waiver with respect to offerings of our securities pursuant to Regulation D under the Securities Act, we can provide no assurance that we would receive a waiver with respect to offerings of our securities pursuant to Regulation A under the Securities Act.

Even if we received requisite waivers, we cannot assure you that additional funds will be available on acceptable terms, if at all. We may receive additional funds upon the exercise from time to time of outstanding warrants and stock options, but we cannot assure you that any such warrants or stock options will be exercised or that the amounts received will be sufficient for our Company’s purposes. If we raise additional funds pursuant to another coin offering, the value of existing Salt Tokens may decline materially. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business lines or curtail our business operations in their entirety. If we obtain funds by entering into arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our products, services, or technologies that we would not otherwise relinquish. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We expect our Company’s business model to continue to evolve.

Our industry is characterized by experimentation, changing customer needs, and frequent introductions of new products and services. As the FinTech industry and digital asset and blockchain technologies become more widely available, we expect the services and products associated with them to continue to rapidly evolve. Thus, in order to stay current with the industry, our Company’s business model may need to evolve as well. From time to time, we may materially modify aspects of our business model relating to our product and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not harm our business. If changes to our business model are not successful, or if we fail to make appropriate changes, it would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of Salt Tokens, and potentially on our ability to continue as a going concern.

We are an early stage company and may not be able to develop our business as anticipated.

Our Company was incorporated on September 9, 2016. We have generated a limited amount of revenue from our blockchain-backed lending business line and we have a limited customer base. Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. In addition, demand for our loans is very difficult to predict and may vary widely based on many factors that are outside of our control. We also participate in a limited number of investments and, as a consequence, the aggregate return we realize may be materially and adversely affected by the unfavorable performance of even a single investment. As of December 31, 2021 and 2020, we had two loans each individually in excess of 10% of our loans receivable totaling approximately $22.0 million and $5.4 million, respectively, which represent a material concentration of assets. Although our management believes that our current business plan has potential, our Company may never attain profitable operations and our management may not succeed in realizing our business objectives due to a lack of technical, marketing, financial, and other resources or dependence on the success of one product or service, a unique distribution channel, or the effectiveness of a manager or management team or other reasons. If we are not able to execute our business plan as anticipated, or modify our business model or products and services to accommodate changes in the market, we may not be able to achieve profitability, and the Salt Tokens may experience a material reduction in value.

We are subject to the risks frequently experienced by early stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies in an uncertain and evolving regulatory landscape. These risks include our potential inability to:

•	establish and maintain markets for our services products;
•	expand the number of loans we extend and the markets in which we are able to lend, which may limit the potential market for our products and increase concentration risk;
•	identify, attract, retain and motivate qualified personnel;
•	continue to develop and upgrade our technologies to keep pace with changes in technology and regulations and with the growth of markets using digital assets and blockchain technologies;
•	develop strategic relationships and partnerships;
•	maintain our reputation and build trust with customers;
•	scale up to larger operations on a consistent basis;
•	contract for or develop the internal skills needed to master larger operational scales; and
•	sufficiently fund the capital expenditures required to scale up from small initial operations to larger operations.

If we fail to effectively manage our growth our business could suffer.

Our Company anticipates that a period of significant expansion will be required to achieve the objectives set forth in our current business plan. This expansion will place a significant strain on our Company’s management, operational and financial resources. To manage the expected growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls, and we must continue to establish qualified finance, administrative and operations staff. As a reporting company, our Company and its management will have to implement internal controls to comply with our reporting requirements as well as government-mandated regulations. Our management may be unable to hire, train, retain, motivate and manage the necessary personnel or to identify, manage and exploit potential strategic relationships and market opportunities. Our failure to manage growth effectively could have a material and adverse effect on our business, results of operations and financial condition, including the value of Salt Tokens.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause the value of Salt Tokens to vary greatly and even potentially expose us to litigation.

We cannot accurately estimate future quarterly revenue and operating expenses based on historical performance. Because the loans we extend are collateralized by digital assets and because we may use those digital assets as collateral for debt that funds our business, our quarterly results are significantly impacted by and can vary widely based on the underlying value of those digital assets. Our quarterly operating results may also vary significantly based on many other factors, including:

•	fluctuating demand for our products and services;
•	announcements or implementation by our competitors of new products;
•	amount and timing of our costs related to our marketing efforts or other initiatives;
•	timing and amounts relating to the expansion of our operations;
•	our ability to enter into, renegotiate or renew key agreements;
•	timing and amounts relating to the expansion of our operations;
•	developing regulations relating to digital assets and blockchain technology; or
•	economic conditions specific to our industry, as well as general economic conditions.

Our current and future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. We expect to make significant operating and capital expenditures in connection with the development of our plan of business. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses were not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed. Additionally, unexpected costs associated with the claims process may have a material negative impact on our financial performance and negatively affect the utility, acceptance and value of Salt Tokens. Moreover, even if our financial performance is strong or better than expected, the value and utility of Salt Tokens do not necessarily correlate to our financial performance and may decline for reasons that are independent from our financial position.

If we cannot keep pace with rapid technological developments to provide new and innovative products and services and address the rapidly evolving market for the use of our products and services, our revenues could decline.

Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. We cannot predict the effects of technological changes on our business. We expect that new services and technologies applicable to our industry and new market entrants, such as decentralized finance, or DeFi, and digital asset yield products, will continue to emerge and may be superior to, or render obsolete, the technologies we currently use or are developing in our products and services. Developing and incorporating new technologies into our products and services may require substantial expenditures, take considerable time, and ultimately may not be successful. In addition, our ability to adopt new products and services and develop new technologies may be inhibited by industry-wide standards, payment networks, changes to laws and regulations, resistance to change from consumers or merchants, third-party intellectual property rights, or other factors beyond management’s control. Our success will depend on our ability to develop and incorporate new technologies, address the challenges posed by the rapidly evolving market for blockchain based lending transactions through our platforms and adapt to technological changes and evolving industry standards. If we are unable to do so in a timely or cost-effective manner, our business and any future value of Salt Tokens could be harmed.

Substantial and increasingly intense competition within our industry may harm our business.

The lending and payments industry is rapidly changing, highly innovative and subject to substantial regulatory oversight. We expect competition within our industry will continue to be intense as existing and new competitors introduce new products or enhance existing products. We compete against a number of companies operating both within the United States and abroad. Those companies include both those that focus on traditional financial services and those that focus on crypto-based services. Alternative lending platforms utilizing digital assets, such as DeFi, may be established that compete with or are more widely used than our Platform. It is possible that alternative platforms could be established that utilize the same or similar proprietary code and protocol underlying our planned Platform and attempt to facilitate services that are materially similar to our Platform.

A significant source of competition to date has been from companies, including those located outside the United States, that are subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Their business models rely on being unregulated or only regulated in a small number of lower compliance jurisdictions, while also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions.

To date, due to limited enforcement by U.S. and foreign regulators, we believe many of these competitors have been able to operate while offering products and services to consumers, including in the United States and other highly regulated jurisdictions, without complying with the relevant licensing and other requirements in these jurisdictions, and seemingly without penalty. To the extent companies elect not to or fail to comply with applicable laws and regulations, such competitors may be able to offer products and services to a broader base of consumers, including in the United States and other highly regulated jurisdictions, and at reduced costs. Due to our regulated status in several jurisdictions and our commitment to legal and regulatory compliance, we have not been able to offer many popular products and services, including products and services that our unregulated or less regulated competitors are able to offer to a group that includes many of our customers, which may adversely impact our business, financial condition, and results of operations. We also have expended significant managerial, operational, and compliance costs to meet the legal and regulatory requirements applicable to us in the United States and other jurisdictions in which we operate, and expect to continue to incur significant costs to comply with these requirements, which these unregulated or less regulated competitors have not had to incur.

Further, as digital assets become more widely adopted, more traditional financial institutions may begin to directly compete with our Platform. For example, in 2021, JPMorgan began offering all its wealth management clients access to cryptocurrency funds in response to client demand. Such traditional institutions would have better access to capital, a larger client base, and greater industry connections and resources. In addition, some exchanges have begun offering potentially competing products, including Coinbase, one of the largest crypto exchanges, which in 2020 began offering short term Bitcoin-backed loans. Our business may compete with, be surpassed or superseded by these traditional and alternative platforms, which could negatively impact our business, our Platform and Salt Tokens.

Additionally, we compete against a wide range of businesses, most of which are larger than we are, have a dominant and secure position in the market (both in the United States and globally), or offer other products and services to customers that we do not offer. These companies have greater financial resources and substantially larger customer bases than we do, which may provide them with significant competitive advantages. These companies may devote greater resources than we do to the development, promotion and sale of products and services, and they may be more effective in introducing innovative, less expensive products and services that hinder our growth. Competing services that have partnered with or are tied to established banks and other financial institutions, may offer greater liquidity and create greater consumer confidence in the safety and efficiency of their services than we do. We expect that there will be continued mergers and acquisitions by or among these companies, which will lead to even larger competitors with more resources. We also expect to continue to see new entrants to our field, which offer competitive products and services. These factors may make it difficult or cost prohibitive for us to do business. If we are unable to gain market acceptance, differentiate ourselves from, and successfully compete with our competitors, our business and the value of Salt Tokens will be adversely affected.

Our ability to further develop our business depends on our ability to build a strong and trusted brand.

We cannot assure you that we will be able to successfully build our reputation or brand. Building, maintaining, protecting and enhancing our reputation brand are critical to expanding our customer base, as well as increasing strategic partnerships and developing new products. Harm to our brand can arise from many sources, including failure by us or our partners to satisfy expectations of service and quality; inadequate protection of sensitive information; compliance failures and claims; litigation and other claims; employee misconduct; and misconduct by our partners, service providers or other counterparties. Our brand may already have experienced damage as a result of our Settlement with the SEC relating to the ICO and could experience additional harm depending on the results of the claims process. If we do not successfully maintain a strong and trusted brand, our business could be harmed, which could adversely affect the utility, acceptance or value of the Salt Tokens.

Customer complaints or negative publicity about our services could reduce usage of our Platform and, as a result, our business could suffer.

Our ability to successfully address customer complaints or negative publicity could severely diminish consumer confidence in and use of our products and services. Breaches of our customers’ privacy and our security measures could have the same effect. In addition, measures we take to combat risks of fraud and breaches of privacy and security, such as adopting restrictive policies, may damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities. Effective customer service requires significant expenses, which, if not managed properly, could impact our profitability significantly. Any inability by us to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer, and we may lose our customers’ confidence.

Failure to attract customers, customer attrition or a decline in our customers’ growth rate could adversely affect our revenues.

As we expand our products and services, we will need consumer and commercial borrowers to join our Platform and to continue to use our Platform. The attractiveness of the products we offer through our Platform increases as the number of consumer and commercial borrowers grows because of the resulting reduced risk and lower cost. An increased participant pool generates competitive interest rate dynamics and data, which is used to improve the effectiveness of our lending risk models. We may not be able to get consumer and commercial borrowers to join, or if we do, we may experience attrition resulting from several factors, including transfers of customer accounts to our competitors, and account closures that we may initiate due to fraud or AML concerns. In addition, the pool of borrowers that we can lend to is limited because we are not licensed in all states in the United States and in no jurisdictions outside the United States. We cannot predict the level of acceptance or attrition in the future and our revenues could decline as a result of higher than expected attrition, which could have a material adverse effect on our business, financial condition, results of operations, or the value of Salt Tokens.

A decline in social and economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.

As a lending platform, we believe our customers are highly susceptible to uncertainties and negative trends in the markets driven by, among other factors, general social and economic conditions in the United States and abroad. Economic factors include interest rates, unemployment levels, the impact of federal or state government shutdowns, natural disasters, gasoline prices, adjustments in monthly payments, adjustable-rate mortgages and other debt payments, the rate of inflation, relative returns available from competing investment products and consumer perceptions of economic conditions. Social factors include changes in consumer confidence levels and changes in attitudes with respect to incurring debt and the stigma of personal bankruptcy. The volatility in the value of digital assets may also significantly impact the ability of borrowers to obtain loans secured by those assets and may result in margin calls, which in turn may make our loans less attractive to certain borrowers.

These social and economic factors may affect the ability or willingness of borrowers to make payments on their loans or lenders to offer loans. In some circumstances, economic and/or social factors could lead to a borrower deciding to prepay his or her loan obligation. There is no penalty to borrowers if they choose to pay their loan early.

We strive to establish a lending platform in which annual percentage rates are attractive to borrowers. These external economic and social conditions and resulting trends or uncertainties could also adversely impact our customers’ ability or desire to participate on our Platform as borrowers, which could negatively affect our business and results of operations.

Loans we provide may give us limited remedies relative to more traditional loans in the event of non-payment or late payment by borrowers.

More traditional loans and other forms of financing can provide for specific remedies, such as increased interest rates or acceleration of principal repayment, in the event of non-payment or default, and may be more readily enforced by judicial action. Although we monitor the status of payments on loans, we do not conduct credit checks prior to extending loans or otherwise verify the creditworthiness of our borrowers, and our remedies may be limited in the event of delayed, or late or non-payment. We may also waive breaches by borrowers or obligors, which could adversely impact our business of operations or financial results.

If a borrower defaults on the repayment of a secured loan, we could attempt to foreclose on the defaulting borrower’s collateral. Liquidating such collateral could be difficult, however, and there is no assurance that we would recoup the entire amount in default. Most often, we seek to liquidate collateral (including converting digital assets to stablecoin, referred to as “stabilization”) in connection with a margin call, which in turn is typically caused by declining values of the underlying digital assets. Liquidating digital assets at the time prices for those assets are declining increases the likelihood that we will not recover the full value of the amount needed to restore the loan-to-value ratio of a particular loan or to compensate us for amounts we are owed under a defaulting loan. If a borrower defaults on the repayment of an under-secured loan, we will have no remedy. In either instance, our ability to collect on a loan would be subject to, and potentially limited by, applicable domestic or foreign law. In addition, we may decide to waive breaches by borrowers or obligors, which could adversely impact our results of operations or financial condition. By contrast, loans and other forms of financing can provide for specific remedies, such as increased interest rates or acceleration of principal repayment, in the event of non-payment or default, and may be more readily enforced by judicial action.

The loans we extend through the Platform to borrowers are secured by digital assets, which is subject to several risks that may adversely affect our business, results of operations and financial conditions.

The loans we extend through the Platform to borrowers are secured by digital assets, including Bitcoin, Ethereum, Litecoin, SALT, Bitcoin Cash, USD Coin, PAX Gold, Paxos Standard and TrueUSD and other digital assets that we determine are acceptable collateral, which involves several risks relating to the unique nature of digital assets, including the following:

•

Significant price volatility. The loans we extend to borrowers are secured by digital assets. The prices of cryptocurrencies, such as Bitcoin, Ethereum and Litecoin, each of which has experienced significant volatility in price over the last twelve months, have historically been subject to dramatic fluctuations and are highly volatile. If a borrower is unable to meet margin requirements or defaults on a loan, we may opt to convert such digital assets into fiat money or an alternate form of digital assets. Any significant price volatility affecting such conversion could adversely impact the amount we are able to recover and use to pay amounts due to us under the defaulting loan or to pay third parties that have acquired an interest in the loan.

•

Illiquidity. Digital assets can be illiquid and, as a result, in the event of a default by an underlying borrower, we may not be able to liquidate cryptocurrencies held as collateral for fiat currency. Such illiquidity could adversely impact the amount available to us to pay amounts due us under the defaulting loan or to pay to third parties that have acquired an interest in the loan.

•

Failure to safeguard customer assets. Our and our service providers’ ability to safeguard our customer’s digital assets that we hold as collateral requires significant internal controls. Any failure to properly safeguard such assets and maintain necessary controls could result in loss of digital assets held by us. For example, digital assets require access to a unique private cryptographic key (or keys) relating to the blockchain address at which the digital assets balance is recorded. The loss or destruction of a private key required to access digital assets is irreversible and the resulting loss of access to such digital assets by us would adversely impact the amount available to use to pay amounts due to us under the affected loan, to return to borrowers holding collateral through our Platform, or to pay to third parties that have acquired an interest in the loan. In addition, digital assets that we hold in custody for our customers could be considered to be the property of a bankruptcy estate in the event of our bankruptcy. In such event, our customers could be subject to bankruptcy proceedings and could be treated as general unsecured creditors. Any failure by us or our providers to maintain adequate controls or to manage our customer’s digital assets appropriately could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses or result in customers discontinuing to use or reducing their use of our products and services, which could adversely affect our business, results of operations and financial condition.

•

Our ability to perfect our security interest is uncertain. There are currently no guidelines or rules specifying the manner in which a security interest in digital assets must be perfected under the uniform commercial code, or the UCC. We currently agree with our borrowers to treat digital assets as a “financial asset” and its perfection would therefore be governed by Article 8 of the UCC. If there are court rulings or amendments to the UCC that require another method of perfection, or it is otherwise determined under current rules that digital assets may not be treated as a “financial asset,” we may be deemed to hold only an unperfected security interest, which could adversely affect our remedies in the event of a loan default and our ability to foreclose on digital assets used as collateral for our loans.

•

Unregulated assets. The use of digital assets is currently largely unregulated. If its use becomes subject to greater regulation, it could adversely affect its value and therefore the value of our loans to borrowers. A particular digital assets’ status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize digital assets held as collateral, we may not have the appropriate licensing and registration to continue to hold and transact with such an asset. This could affect the asset’s value and limit our ability to enforce our security interest. In such a case, we may also be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

We may hold stablecoins as part of our lending activities and stablecoins have inherent counterparty risks.

We may hold stablecoins as part of our treasury and as a result of our lending activities. For example, if we choose to liquidate digital assets we hold as collateral in connection with a margin call or loan default, we may convert such digital assets to stablecoin. A stablecoin is a digital asset that seeks to maintain a stable value and is backed by an asset or portfolio of assets, such as fiat currency like U.S. dollars. There is a risk that the stablecoin issuer does not hold the corresponding asset underlying each stablecoin in circulation and is therefore unable to fulfill one-for-one redemptions. In addition, many stablecoin issuers are unregulated and do not provide transparent disclosure regarding their compliance with applicable licensing and regulatory requirements or the financial institutions that hold the underlying stable assets. For example, in November 2021, the President’s Working Group for Financial Markets recommended that Congress pass legislation to require that stablecoin issuers be regulated in a manner similar to insured depository institutions. If a stablecoin issuer fails to maintain required licenses to issue a stablecoin, it could subject the issuer to regulatory enforcement and injunctive actions, such as freezing funds underlying the stablecoin. The stablecoin issuer could also lose its relationships with banks and bank accounts where the underlying assets are deposited if it is engaged in unlicensed activities. If any of these events affecting stablecoins we hold were to occur, the value of the affected stablecoins we hold could materially decline and could be insufficient to restore the borrower’s loan-to-value ratio or compensate us for losses under the loan.

We have no recourse under the loans to any specific assets of borrowers other than the digital assets of the borrowers designated as collateral for the loans.

The loans are secured solely by designated digital assets of the borrowers. We have no security interest in any other assets of the borrowers. If a borrower breaches its payment obligations under a loan, the value of the collateral may be insufficient to satisfy the full amount of the borrower’s outstanding payment obligations under the loan. In addition, digital assets are subject to loss or theft due to cyber-attacks, and if collateral is stolen, we would have no recourse against a borrower for its payment obligations under its loan.

Certain digital assets of borrowers securing the loans held by the Platform may be rehypothecated or pledged as collateral in third-party transactions, which may adversely impact our liquidity and results of financial operations.

Certain digital assets of borrowers securing the loans we hold prior to the full payoff and satisfaction of the loans are rehypothecated, repledged, sold, or otherwise transferred or used for Salt Lending’s own account and at Salt Lending’s own risk (the “Repledged Collateral”) in transactions, including short-term loans or derivatives contracts, we enter into with various third parties (each, a “Platform Counterparty”). In the event of we breach our contractual obligations in respect of such transactions or the occurrence of certain conditions, the Platform Counterparty may foreclose on the Repledged Collateral or otherwise require us to liquidate or transfer it. Additionally, to the extent that any Repledged Collateral is required to be transferred or made accessible to a third-party in connection with the pledge, such collateral may be vulnerable to loss or theft due to cyber-attacks affecting such third parties or other forms of malfeasance.

Upon the occurrence of any of the foregoing, we may be required to purchase digital assets to replace the Repledged Collateral in order to comply with our obligations to those borrowers whose digital assets constituted the Repledged Collateral. As the price and availability of digital assets are subject to fluctuations, such purchases may subject us to substantial and unpredictable expenses.

We may attempt to mitigate the risks described above relating to the Repledged Collateral through various means, including continuous monitoring and testing of market conditions, the implementation of technology security protocols, and the maintenance of specified capital ratios to ensure its continued solvency. However, there is no assurance that our attempts to mitigate the risks described above will be successful. If we are not successful in mitigating the risks relating to the Repledged Collateral, we may be unable to remit or be delayed in remitting amounts due to the Platform Counterparty.

We use third-party services in connection with our business, and any disruption to these services could result in a disruption to our business, negative publicity and a slowdown in the growth of our users, materially and adversely affecting our business, financial condition and results of operations.

Our business depends on services provided by, and relationships with, various third parties, including digital assets wallet service and digital asset custody providers, exchanges, banks, cloud hosting, server operators, broadband providers, customer service vendors, payment processors and OTC desks, among others. The failure of any of these parties to perform in compliance with our agreements may negatively impact our business. In addition, we enter into borrowing facilities or loan funding arrangements with third parties. Any loss of one of these loan funding sources could disrupt our business and impair our ability to process loans for our customers. Further, digital assets, such as the Salt Token, and the related network infrastructure represented by the Platform, are a new and evolving technology. While our information technology team has experience involving the use of blockchain technology, this experience does not guarantee future outcomes or the long-term success of the Salt Token and the related payment network.

Additionally, if such third parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with us, we could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on its business, financial condition and results of operations.

Any acquisitions, strategic partnerships or joint ventures that we make or enter into could disrupt our business and harm our financial condition.

Acquisitions, strategic partnerships and joint ventures are part of our growth strategy. For example, in January 2021, we acquired Harmonic and a related technology licensing arrangement, as part of our strategy to develop and offer digital assets management services. We may not successfully integrate and realize expected benefits from this acquisition, including the expansion of our product and service offerings. We evaluate, and expect in the future to evaluate, potential acquisitions of, and strategic partnerships or joint ventures with, complementary businesses, services or technologies. We may not be successful in identifying acquisition, strategic partnership, and joint venture targets. In addition, we may not be able to successfully finance or integrate, or realize expected benefits from, any businesses, services, or technologies that we acquire or with which we form a strategic partnership or joint venture, and we may lose merchants and customers as a result of any acquisition, strategic partnership, or joint venture. Furthermore, the integration of any acquisition, strategic partnership, or joint venture may divert management’s time and resources from our core business and disrupt our operations. We may spend time and money on projects that do not increase our revenue or impinge on our current business plans aimed at promoting the utility and acceptance of Salt Tokens and our Platform.

Our or our partners' failure to safeguard and manage our customers' digital assets properly could adversely impact our operating results, financial condition, and harm our business.

We hold digital assets on behalf of our customers in Salt Wallets, or deposit them with third-party wallet or custody service providers or repledge and rehypothecate them pursuant to a third-party facility or transaction. Supported digital assets are not insured or guaranteed by any government or government agency. Our and our partners' ability to manage, safeguard, and account accurately for the assets underlying our customer funds and comply with applicable regulatory requirements requires a high level of internal controls. In addition, we are dependent on the operations, liquidity, and financial condition of third-party wallet service providers for the proper maintenance, use, and safekeeping of our customers’ assets. As our business continues to grow and we expand our product offerings, we must continue to strengthen our associated internal controls and ensure that our partners do the same. Our success requires significant public confidence in our ability to properly manage our customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure, by us or our partners, to maintain the necessary controls or to manage customer funds and the assets underlying customer funds accurately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, or lead customers to discontinue or reduce their use of our products and result in significant penalties and fines, which could materially harm our business and our ability to promote the utility or acceptance of the Salt Tokens. Moreover, because custodially held digital assets may be considered to be the property of a bankruptcy estate, in the event of a bankruptcy, the digital assets we hold in custody on behalf of our customers could be subject to bankruptcy proceedings and such customers could be treated as our general unsecured creditors. As a result, customers may find our services more risky and less attractive than other services, which could also cause customers to discontinue or reduce their use of our products and services.

We may receive, store, process and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business.

We may receive, store, process and use personal information and other user data, for certain users. There are numerous federal, state and local laws in the United States and around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or practices. Any failure or perceived failure by us to comply with its privacy policies, its privacy-related obligations to users or other third parties, or its privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or negative publicity and could cause users and advertisers to lose trust in our Company, which could have an adverse effect on our business or the Salt Tokens. Additionally, if third parties with whom we work, such as advertisers, vendors or developers, violate applicable laws or our internal policies, such violations may also put our users’ information at risk and could have an adverse effect on our ability to implement our business plans to promote the utility and value of the Salt Tokens.

The costs and effects of potential future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial position and results of operations.

The Securities Act does not expressly provide that a claims process will terminate a purchaser’s right to rescind a sale of securities that was not registered or exempt from the registration requirements of the Securities Act. As a result, even if we abide by all terms of the Settlement related to the offer and sale of our Salt Tokens, we may nevertheless continue to have potential liability even after the claims process is complete due to our previous issuance of Salt Tokens in violation of the federal securities laws. We may also be subject to orders of state securities regulators that impose penalties or fines or expose us to liability under state securities laws.

We have also been involved in actual or threatened litigation in the past, including with former founders and employees, including a current member of our board of directors. We have settled this actual and threatened litigation and agreed to make certain payments of cash and/or Bitcoin, repurchase certain shares of our common stock held by certain of such employees and issue warrants to purchase shares of our common stock to certain of such employees, in each case in exchange for a release and dismissal of claims those employees brought against us.

We may in the future be subject to further legal, arbitration and administrative investigations, inspections and proceedings arising in the ordinary course of our business or from extraordinary corporate, tax or regulatory events, involving our clients, suppliers, customers, as well as competition, government agencies, tax and environmental authorities, particularly with respect to civil, tax and labor claims. Tax investigations could include investigations into potential tax violations committed by our customers through the use of digital assets. Lawsuits and other legal proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine, and could harm our reputation regardless of merit or eventual outcome. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us. As a smaller company, the collective costs of litigation proceedings or investigations can be significant, and could include judgments or settlements that exceed our insurance policies or indemnity rights or reimbursement of attorneys’ fees, litigation costs and expenses if we do not prevail, all of which would represent a drain on our cash resources, as well as require an inordinate amount of management’s time and attention. Moreover, an adverse ruling in respect of certain litigation or investigations could have a material adverse effect on our results of operation and financial condition, which could have a material adverse effect on the utility or value of Salt Tokens.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and other foreign jurisdictions. Due to the new and evolving nature of crypto assets and the absence of comprehensive legal guidance with respect to crypto asset products and transactions, many significant aspects of the U.S. federal income and foreign tax treatment of transactions involving crypto assets are uncertain. For example, we have sought a ruling from the taxing authorities in Mauritius as to whether digital assets are classified as securities for tax purposes and therefore subject to capital gains tax when purchased and sold. It is unclear, however, what guidance may be issued by the Mauritius taxing authorities or other taxing authorities in the future on the treatment of crypto asset transactions for U.S. federal income and foreign tax purposes. Our effective income tax rate could be adversely affected in the future by a number of other factors, including changes in the mix of earnings in countries with differing statutory tax rates or changes in the valuation of deferred tax assets and liabilities. It is unclear what additional guidance may be issued in the future on the treatment of existing crypto asset transactions and future crypto asset innovations for purposes of U.S. federal income tax or other foreign tax regulations. Any such alteration of existing IRS and foreign tax authority positions or additional guidance regarding crypto asset products and transactions could result in adverse tax consequences for holders of crypto assets and could have an adverse effect on the value of crypto assets and of our business. Future technological and operational developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income and foreign tax purposes. The uncertainty regarding tax treatment of crypto asset transactions impacts our customers, and could impact our business, both domestically and abroad.

For example, in January 2022, the Mauritius Revenue Authority (“MRA”) raised a tax assessment against our subsidiary operating in Mauritius, Salt Technology Ltd (“SALT Mauritius”), in respect of its income for the years ended December 31, 2018 and December 31, 2019. The total outstanding tax claimed by the MRA in the notice of assessment amounts to $11,146,627 including penalties and interest. In particular, the MRA asserts that any gains derived by SALT Mauritius from the sale or transfer of cryptocurrencies during the years of assessment are subject to income tax at the rate of 15%. SALT Mauritius has objected to the notice of assessment, which is currently under review by the MRA. If the MRA maintains the assessment, SALT Mauritius may appeal to the Assessment Review Committee or seek to reach a settlement with the MRA via the Alternative Tax Dispute Resolution Panel. We cannot provide any certainty regarding the potential outcome of such assessment.

We intend to regularly assess all of these matters to determine the adequacy of our tax provision, but changes in applicable tax regulations or unanticipated tax-related liabilities and costs could have a material adverse effect on our ability to implement our business plans with a corresponding negative impact on the utility or value of Salt Tokens.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to digital assets in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus vary significantly and are complex. As such, we could face possible tax assessments and audits, or increased costs associated with compliance. A successful assertion, by any of these taxing authorities, that we should be collecting additional sales, use, value added or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in tax liabilities and related penalties for past sales, discourage customers from purchasing our products or otherwise harm our business and operating results or the value of Salt Tokens.

Management turnover creates uncertainties and could harm our business.

We have experienced changes in our executive leadership in the recent past. We experienced turnover in a number of our executives in 2019. Thereafter, our Chief Executive Officer was appointed in May 2020, our Chief Financial Officer was appointed in March 2020, and our Chief Technology Officer, Chief Product Officer and Chief Legal Officer were each appointed in January 2020. Our Chief People Officer departed in November 2021, and our Chief Accounting Officer resigned for other opportunities and one of our directors resigned from the Board of Directors in January 2022.

Changes to strategic or operating goals, which can oftentimes occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our financial condition and profitability may suffer.

Further, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of May 31, 2022, three stockholders beneficially owned or controlled approximately 55.3% of our common stock (based on the number of shares of common stock outstanding as of May 31, 2022, and assuming no exercise of outstanding options). These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Our management team has limited experience managing a reporting company, and regulatory compliance may divert its attention from the day-to-day management of our business.

The individuals who now constitute our management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to reporting companies. Our management team may not successfully or efficiently manage a reporting company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business.

Members of our Board of Directors do not have significant experience as directors of a growing internet-based financial services platform.

Members of our Board of Directors have limited experience as directors and, with the exception of Neil Wolfson and Joseph Perry, no prior experience overseeing the operation of an internet-based financial services platform that is subject to complex regulations and laws. Our Board of Directors may not successfully oversee the management of our operations and growth, risks applicable to our business or our compliance with the complex regulatory environment in which we operate, which could adversely affect our ability to successfully operate and grow our business or increase the risk of our noncompliance with laws and regulations applicable to our business.

Our Board of Directors has limited experience in operating an SEC reporting company.

Our directors, with the exception of Neil Wolfson, have no experience in the management of an SEC reporting company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. We currently do not have an internal audit function, and we may eventually need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that our directors have limited experience as directors of reporting companies, such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information.

Our Company has limited the liability of its board of directors and management.

Our Company’s Certificate of Incorporation limits the liability of our directors and generally provides that directors shall have no personal liability to the Company or its stockholders (which likely would include Salt Token holders) for monetary damages for breaches of their fiduciary duties as directors, except pursuant to applicable Delaware law. Our bylaws provide for indemnification by the Company of our officers and directors to the fullest extent permitted by Delaware corporate law. Such provisions substantially limit Salt Token holders’ ability to hold directors liable for breaches of fiduciary duty. Additionally, it is unclear if an issuer of digital tokens would owe any fiduciary obligations to its token holders.

We will incur increased costs as a result of operating as a reporting company, and our management will be required to devote substantial time to new compliance initiatives.

We will incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys’ fees, accounting and auditing fees, other professional fees and Sarbanes-Oxley Act of 2002 (“SOX”) compliance costs. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, our Company intends to take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of SOX, reduced disclosure obligations regarding executive compensation in our Company’s periodic reports and other SEC filings, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. After, and if ever, the Company is no longer an “emerging growth company,” it expects to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of SOX.

We have identified material weaknesses in our internal controls over financial reporting and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Pursuant to Section 404 of SOX, we will be required to furnish a report by its management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of SOX within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and counsel and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

Despite these efforts, in the course of preparing our financial statements for fiscal 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to the lack of necessary corporate accounting resources to maintain adequate segregation of duties, evaluate complex accounting issues in a timely manner and perform an effective risk assessment or monitor internal controls over financial reporting. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

There is a risk that actions we take in the future will not be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses or significant deficiencies. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Further, there is a risk that we will be not able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 of SOX. As a result, Salt Tokens could decline in value due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected, including our ability to promote the utility and value of the Salt Tokens.

Events outside of our control, including the outbreak of the recent coronavirus (“COVID-19”), or an outbreak of another highly infectious or contagious disease, could adversely affect our business activities, financial condition and results of operations.

The spread of a highly infectious or contagious virus or disease, such as COVID-19, has caused severe disruptions in the U.S. economy, which has in turn disrupted the business, activities, and operations of some of our customers, as well as our business and operations. Moreover, since the beginning of January 2020, the coronavirus outbreak has caused significant volatility in the financial markets both globally and in the United States. The continued spread of COVID-19, or an outbreak of another highly infectious or contagious virus or disease, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us. In addition, any disruptions to the business operations of a third-party service provider on whom our business depends resulting from business restrictions, quarantines, or restrictions on the ability of personnel to perform their jobs could have an adverse impact on our service providers’ ability to provide services to us.

The continuing impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on numerous evolving factors that we may not be able to accurately predict or assess. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in this Annual Report on Form 10-K. As a result of the foregoing, we cannot predict the ultimate scope, duration, and impact that the COVID-19 pandemic results of operations.

Additionally, this could continue to impact many employees who may have personal needs to attend to (such as looking after children as a result of school closures or family who become sick) and employees may become sick themselves and be unable to work.

If we were deemed to be an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

A company would be considered an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) if, among other things, it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or, absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe we are engaged primarily in the business of providing loans that are collateralized by digital assets and other related loan products. We hold ourselves out as a lending company and we do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that the Company is, or is likely to become, an investment company under the 1940 Act. Nevertheless, if we were deemed to be an investment company, restrictions imposed by the 1940 Act, including limitations and prohibitions on transactions with affiliates; limitations on the issuance of debt and equity securities and stock options; and the imposition of certain governance requirements, could make it impractical for us to continue our business as currently conducted and could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR INFORMATION TECHNOLOGY

Interruption or failure of our information technology and communications systems could impair our operations, which could damage our reputation and harm our results of operations.

Our success and ability to process transactions and provide high quality customer service depend on the efficient and uninterrupted operation of our computer server and information technology systems. The failure of our computer systems and information technology to operate effectively or to integrate with other systems, performance inadequacy, or breach in security may cause interruptions in the availability of our Platform, functionality of the Platform, delays in product fulfillment, and reduced efficiency of our operations as well as reputational harm. Any failures, problems, or security breaches may mean that fewer customers are willing to use and purchase the services and products we offer. Factors that could occur and significantly disrupt our operations include system failures and outages caused by fire, floods, earthquakes, power loss, telecommunications failure sabotage, terrorist attacks and similar events, software errors, computer viruses, physical or electronic break-ins, and breaches of our customers’ personal information such as passwords or other personal information.

Any disruptions or service interruptions that affect our existing and planned Platform could damage our reputation, require us to spend significant capital and other resources and expose us to a risk of loss or litigation and possible liability. Any of the above disruptions could harm our results of operations or the utility, acceptance or value of Salt Tokens.

Unauthorized disclosure, destruction or modification of data, through cybersecurity breaches, computer viruses or otherwise or disruption of our services could expose us to liability, protracted and costly litigation and damage our reputation.

Our business involves the collection, storage, processing, and transmission of customers’ personal data, including names, addresses, identification numbers and/or bank account numbers. An increasing number of organizations, including large merchants and businesses, other large technology companies, financial institutions and government institutions, have disclosed breaches of their information technology systems, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure. We could also be subject to breaches of security by hackers. Threats may occur by human error, fraud, or malice on the part of employees or third parties or may result from accidental technological failure. Concerns about security are increased when we transmit information. Electronic transmissions can be subject to attack, interception or loss. Also, computer viruses and malware can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our associated participants, which can impact the confidentiality, integrity and availability of information and the integrity and availability of our products, services and systems, among other effects. Denial of service, ransomware or other attacks could be launched against us for a variety of purposes, including interfering with our services or creating a diversion for other malicious activities. These types of actions and attacks could disrupt our delivery of products and services or make them unavailable, which could damage our reputation, force us to incur significant expenses in remediating the resulting impacts, expose us to uninsured liability, subject us to lawsuits, fines or sanctions, distract our management, or increase our costs of doing business and thereby reduce the value of Salt Tokens.

As part of our business operations, we share information with third parties, including commercial partners, third-party service providers and other agents, who collect, process, store, and transmit sensitive data. Given the rules established by the applicable regulations, we may be held responsible for any failure or cybersecurity breaches attributed to these third parties insofar as they relate to the information we share with them. The loss, destruction, or unauthorized modification of data of the end users of our services by us or our third-party service providers and other agents or through systems we provide could result in significant fines, sanctions, and proceedings or actions against us by the governmental bodies or third parties, which could have a material adverse effect on our business, financial condition, and results of operations. Any such proceeding or action, and any related indemnification obligation, could damage our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business, or result in the imposition of financial liability.

Our encryption of data and other protective measures may not prevent unauthorized access or use of sensitive data. A breach of our system or that of one of our associated participants may subject us to material losses or liability, including payment scheme fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation, or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter merchants from using electronic payments generally and our products and services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits, result in the imposition of material penalties and fines under state and federal laws or regulations or by the payment systems. While we maintain insurance policies specifically for cyber-attacks, a significant cybersecurity breach of our systems or communications could result in payment systems prohibiting us from processing transactions on their systems, which could materially impede our ability to conduct business.

We cannot assure that there are written agreements in place with every associated participant or that such written agreements will prevent the unauthorized use, modification, destruction or disclosure of data or enable us to obtain reimbursement from associated participants in the event we should suffer incidents resulting in unauthorized use, modification, destruction or disclosure of data. In addition, many of our associated participants are small- and medium-sized agents that have limited competency regarding data security and handling requirements and may thus experience data losses. Any unauthorized use, modification, destruction or disclosure of data could result in protracted and costly litigation, which could have a material adverse effect on our business, financial condition, results of operations and the value of Salt Tokens.

Cybersecurity incidents are increasing in frequency and evolving in nature and include, but are not limited to, installation of malicious software, unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Given the unpredictability of the timing, nature and scope of information technology disruptions, there can be no assurance that the procedures and controls we employ will be sufficient to prevent security breaches from occurring and we could be subject to manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our business, financial condition, results of operations and the value of Salt Tokens.

Unauthorized disclosure of sensitive or confidential customer information or our failure or the perception by our customers that we failed to comply with privacy laws or properly address privacy concerns could harm our business and standing with our customers.

We collect, store, process, and use certain personal information and other user data in our business operations. The perception of privacy concerns, whether or not valid, may harm our business and results of operations. We must ensure that all processing, collection, use, storage, dissemination, transfer and disposal of data for which we are responsible comply with relevant data protection and privacy laws. The protection of our customer, employee and our data is critical to us. We rely on commercially available systems, software, tools and monitoring to provide secure processing, transmission and storage of confidential customer information, such as credit card and other personal information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Any security breach, or any perceived failure involving the misappropriation, loss or other unauthorized disclosure of confidential information, as well as any failure or perceived failure to comply with laws, policies, legal obligations or industry standards regarding data privacy and protection, whether by us or our vendors, could damage our reputation, expose us to litigation risk and liability, subject us to negative publicity, disrupt our operations and harm our business. Our security measures may fail to prevent security breaches, which could harm our business.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Salt and the Salt Token brands are critically important to our Company’s business. The protection of our intellectual property, including our trademarks, any future patents, copyrights, domain names, trade dress, and trade secrets, is critical to our success. We seek to protect our intellectual property rights by relying on applicable laws and regulations, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services, including confidentiality agreements with parties with whom we conduct business.

The contractual provisions that we enter into with employees, consultants, vendors, and customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, services and intellectual property is difficult, expensive and time consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States, and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of the Salt or Salt Token brands, our technologies or our intellectual property rights. Any failure to protect or enforce our intellectual property rights adequately, or significant costs incurred in doing so, could materially harm our business.

As the number of products in the software industry increases and the functionalities of these products further overlap, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. We may be required to enter into litigation to determine the validity and scope of the patents or other intellectual property rights of others. The ultimate outcome of any allegation is uncertain and, regardless of the outcome, any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, or redesign our products, or require us to pay substantial amounts to satisfy judgments or settle claims or lawsuits or to pay substantial royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation or claims arising out of intellectual property matters, may materially harm our business or affect the utility, acceptance or value of Salt Tokens.

A loss of confidence in our security system, or a breach of our security system, may adversely affect us and the value of our Salt Tokens.

In early 2018, a foreign national exploited our website platform to illegally receive 1.48 million Salt Tokens without providing payment. As of May 31, 2022, we have recovered 0.49 million of the stolen Salt Tokens. In February 2018, we were the target of an external cyber-attack, resulting in the threat actors gaining unauthorized access to 5,229 Ethereum tokens valued at $4.6 million at the time of attack. In each case, customer collateral was either not affected or restored, and we have taken, and plan to continue to take, measures to protect us and Salt Tokens and other digital assets owned or held by our Company from unauthorized access, damage or theft. However, regulations and commercial best practices for the storage and safeguarding of digital assets are ill-defined. Therefore, it is possible that our security measures or digital asset custody procedures may not prevent the improper access to, or damage or theft of Salt Tokens and other digital assets held by our Company. A security breach could harm our reputation or result in the loss of some or all of the Salt Tokens and other digital assets owned by our Company. A resulting perception that our measures do not adequately protect our Company’s digital assets could adversely affect us and the value of Salt Tokens generally.

Our Platform applications use an uncommon programming language and we may be unable to hire skilled developers.

We currently use an uncommon programming language for some applications used on the Platform and will need to recruit and hire additional developers knowledgeable of such programming languages and other blockchain developers to continue to grow our Platform and the services we provide through it. Such developers are in very high demand and we expect them to continue to be in high demand for the foreseeable future. We may be required to pay developers salaries at rates higher than we expect or than other employees of our Company in order to recruit and retain them. If we are unsuccessful at recruiting additional developers and retaining them, we may not achieve our growth strategies and our business and results of operations may suffer.

Our ability to obtain insurance to protect against losses affecting our business, including fraud or theft involving use or trading in our Salt Tokens or the digital assets used as collateral for loans we extend to borrowers, is limited and may not be sufficient to cover losses we experience.

We have very limited insurance coverage available to us to protect against losses that we may incur in operating the Platform, including losses resulting from fraud or theft or loss of Salt Tokens or digital assets used as collateral for loans. We currently hold policies that cover internet ransom and cyberattacks. Our current policies include Cyber Liability & Technology Errors & Omissions, Directors & Officers, Crime, Fiduciary, Kidnap & Ransom, Employed Lawyers Liability, Business Owners Policy, International Liability, Umbrella Liability and Workers Compensation policies. Additionally, when we hold digital assets with third-party custody service providers we may participate in their insurance coverage, such as cyber and technology errors and omissions. Such insurance coverage may be insufficient to compensate us for losses we may incur in connection with our operations. If we are unable to obtain insurance to cover such losses, we would be liable for the full cost associated with them. Further, even if insurance coverage is or becomes available to us, the coverage may not be sufficient to cover the full amount of losses we incur, which could materially harm our business and financial results.

RISKS RELATED TO REGULATION OF OUR INDUSTRY

Our business is subject to extensive government regulation and oversight as well as complex and overlapping rules in the United States that frequently change.

Our business is subject to laws, regulations, policies and legal interpretations in the United States and the markets in which we operate, including, but not limited to, those governing credit and lending transactions, collections, securities and commodities transactions, cross-border and domestic money transmission, foreign exchange, privacy, data protection, cybersecurity, banking secrecy, payment services, consumer protection, digital assets, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. The legal and regulatory requirements which we are subject to involve extensive, complex and frequently changing. These laws and regulations affect our business in many ways, and include regulations relating to:

•	the amount we may charge in interest rates and fees;

•	the terms of our loans (such as maximum and minimum durations), repayment requirements and limitations, maximum loan amounts, refinances and extensions and reporting;
•	underwriting requirements;
•	collection and servicing activity, including initiation of payments from consumer accounts;
•	licensing, reporting and document retention;
•	unfair, deceptive and abusive acts and practices;
•	non-discrimination requirements;
•	disclosures, notices, advertising and marketing;
•	loans to members of the military and their dependents;
•	requirements governing electronic payments, transactions, signatures and disclosures;
•	the types of contracts we can enter into under applicable commodities rules;
•	privacy and use of personally identifiable information and consumer data, including credit reports;
•	anti-money laundering and counter-terrorist financing requirements, including currency and suspicious transaction recording and reporting; and
•	posting of fees and charges.

As we expand into other international markets, we must comply with the laws of countries or markets in which we operate. Further as we add new product offerings, such offerings may be subject to new or different regulations, which could require us to obtain additional approvals or licenses and increase the costs of our compliance program. There can be no assurance that our employees, contractors, or agents will not violate such laws and regulations. Any such violation could have a material adverse effect on our Company or the value of Salt Tokens.

We may extend loans to borrowers located outside of the United States, including in emerging markets, which would subject us to risks and additional laws and regulations.

We extend loans to borrowers primarily located in the United States and on a more limited basis in certain foreign jurisdictions. We may expand lending to borrowers located in additional countries including countries in emerging markets. Our expansion into markets in developed countries will be difficult and costly due to heavy regulatory requirements that generally exist in those countries. Developing countries are subject to economic, political and other uncertainties, including changes in monetary, exchange control, trade policies and environmental conditions which may affect their respective overall business environments and, in turn, our ability to originate loans and the ability of borrowers to repay loans. The lending industry in many countries is highly competitive and susceptible to changing individual and entity preferences. Laws, consumer protection requirements and regulations applicable to the Platform’s operations may vary significantly from country to country and among jurisdictions within countries, and some countries have banned the use of cryptocurrencies entirely. Laws regulating financial services, the internet, mobile technologies, crypto, and related technologies outside of the United States often impose different, more specific, or even conflicting obligations, as well as broader liability. Additionally, in emerging markets, the repayment of loans will be subject to certain risks not typically associated with investment in developed economies or markets, such as greater political, legal, regulatory, and economic risk.

•

Political and Legal Risks. Emerging markets may be susceptible to significant political and legal risks such as: (i) political unrest, instability, and corruption; (ii) underdeveloped legal and regulatory frameworks; (iii) unclear taxation, foreign exchange, repatriation of profits, environmental and other governmental and regulatory policies that may change without notice; (iv) the relative lack of experience of the judicial system in commercial, corporate and securities laws; and (v) different interpretation by judges of any applicable legislation. There is no guarantee that the Platform, borrowers or the loans will not be adversely affected by political and social conditions prevailing in an emerging market, or that adverse developments will not occur.

Changes in applicable laws could similarly prevent or complicate the repayment of the loans. The Platform may not be able to recover on the loans in the event of any significant political upheaval and in turn, we may receive little, if any of the unpaid principal or interest payable under the loans.

•

Economic Risks. Emerging economies are notably susceptible to economic fluctuations, and may be particularly vulnerable to external shocks. The rates of unemployment and underemployment may be higher compared to more developed economies and markets.

Governments and regulatory authorities in emerging markets may also intervene in their economy and make significant changes in monetary, fiscal and regulatory policy, which could result in currency devaluation and changes in international reserves. Possible developments include fluctuations in exchange rates, inflation, instability of prices, changes in interest rates, liquidity of domestic capital and debt markets, exchange controls, deposit requirements on foreign borrowings, controls on capital flows, and limits on foreign trade.

These factors may adversely affect the market for lending in these countries as well as the likelihood that borrowers on the loans fail to repay the loans in full or make payments on loans when due.

As we continue to expand internationally, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to investigations and enforcement actions by U.S. and non-U.S. regulators and governmental authorities.

As we expand internationally, we will become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations both of the jurisdictions in which we operate and those into which we offer services on a cross-border basis. Laws regulating financial services, the internet, mobile technologies, crypto, and related technologies outside of the United States often impose different, more specific, or even conflicting obligations on us. For example, we are required to comply with laws and regulations related to U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN. U.S. sanctions laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain governments, countries, or territories that are the target of comprehensive sanctions, currently the Crimea, Donetsk and Luhansk Regions of Ukraine, Cuba, Iran, North Korea, Syria, and Venezuela as well as with persons identified on certain prohibited lists. We have implemented controls, and are working to implement additional controls and screening tools, but there is no guarantee that we will not inadvertently provide our products and services to individuals, entities, or governments prohibited by U.S. sanctions.

Regulators worldwide frequently study each other’s approaches to the regulation of digital assets. As a result, the risks created by any new law or regulation in one jurisdiction are magnified by the potential that they may be replicated, affecting our business in another place or involving another service. Conversely, if regulations diverge worldwide, we may face difficulty adjusting our products, services, and other aspects of our business with the same effect. These risks are heightened as we face increased competitive pressure from other similarly situated businesses that engage in regulatory arbitrage to avoid the compliance costs associated with regulatory changes.

Due to the uncertain application of existing laws and regulations, it may be that, despite our regulatory and legal analysis concluding that certain products and services are currently unregulated, such products or services may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, regulatory, and legal scrutiny which could lead to sanctions, cease and desist orders, or other penalties and censures which could significantly and adversely affect our continued operations and financial condition.

If we fail to adhere to applicable laws and regulations, we could be subject to fines, civil penalties and other relief that could adversely affect our business and results of operations.

The governmental entities that regulate our business have the ability to sanction us and obtain redress for violations of these regulations, either directly or through civil actions, in a variety of different ways, including:

•	ordering remedial or corrective actions, including changes to compliance systems, product terms, and other business operations;
•	imposing fines or other monetary penalties, including for substantial amounts;
•	ordering the payment of restitution, damages or other amounts to customers, including multiples of the amounts charged;
•	disgorgement of revenue or profit from certain activities;
•	imposing cease and desist orders, including orders requiring affirmative relief, targeting specific business activities;
•	subjecting our operations to additional regulatory examinations during a remediation period;
•	revocation of licenses to operate in a particular jurisdiction; and
•	other consequences.

Many of the government entities that regulate us have the authority to examine us on a regular basis to determine whether we are complying with applicable laws and regulations and to identify and sanction non-compliance. For example, in April 2019, we failed to timely renew our license in the State of California, which resulted in our temporary suspension in operations there and a fine. We are subject to these types of examinations and audits on an ongoing basis from state regulators. These examinations and audits increase the likelihood that any failure to comply (or perceived failure to comply) with applicable laws and regulations will be identified and sanctioned, which may include suspension, imposition of fines or revocation of required licenses.

The regulations to which we are subject change from time to time, and future changes, including some that have been proposed and those that subject us to regulation as a bank or other financial institution in non-U.S. jurisdictions, could restrict us in ways that adversely affect our business and results of operations.

The laws and regulations to which we are subject change from time to time, and there has been a general increase in the volume and burden of laws and regulations that apply to us in the jurisdictions in which we operate at all levels of government. We also may be subject to licensing requirements and related compliance obligations under the money transmitter laws of the States in which we operate. For example, in June 2015, the New York State Department of Financial Services (“DFS”) issued its virtual currency regulation, 23 NYCRR Part 200, under the New York Financial Services Law. Under the regulation, businesses are not permitted, in New York or with a New York resident, to receive digital assets as payment, custody digital assets, buy or sell digital assets, or issue digital assets, among other things, without a license issued by the DFS. In addition, money transmission laws vary from state to state, with some states applying money transmission laws to digital assets, in potentially different ways, and others not applying such laws to digital assets. Failure to comply with any such applicable requirements could result in administrative, civil or criminal penalties or other enforcement actions, as well as reputational harm. In addition, we may decide not to, or may not be able to, operate in certain jurisdictions as a result of regulatory or licensing requirements.

In addition, financial services and banking laws and regulations are subject to ongoing review and revision, including changes in response to global regulatory trends. As a result, state, federal and foreign governments have been actively considering new banking laws and regulations, and reviewing and revising existing laws and regulations, particularly in relation to the regulation of non-bank financial institutions, interest rate regulations, capital adequacy and accounting standards. We expect that the interest in increasing the regulation of our industry will continue and that we will be subject to varying rules depending on the state or the country. It is possible that future laws and regulations will be enacted and will adversely affect our pricing, product mix, compliance costs or other business activities in a way that is detrimental to our results of operations. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may result in changes to our business, as well as increased costs, and supervision and examination for both ourselves and our agents and service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services.

Any legislative or regulatory actions, including the initiation of a proceeding relating to one or more allegations or findings of any violations of laws, and any required changes to the Platform resulting from such legislation and regulations could result in significant loss of revenue, limit our ability to pursue certain business opportunities, increase the level of reserves we are required to maintain or capital adequacy requirements, affect the value of assets that the Platform holds, require us to increase prices and, therefore, reduce demand for our products, impose additional costs or otherwise adversely affect our business. Such actions and proceedings may also impair our ability to collect payments on loans, originate additional loans or result in the requirement that we pay damages and/or cancel the balance or other amounts owing under loans associated with such actions and proceedings.

The regulatory environment in which we operate is very complex, which increases our costs of compliance and the risk that we may fail to comply in ways that adversely affect our business.

The regulatory environment in which we operate is very complex, with applicable regulations being enacted by multiple agencies at each level of government and the applicability of certain regulations being subject to significant uncertainty. Accordingly, our regulatory requirements, and consequently, the actions we must take to comply with regulations, vary considerably among the many jurisdictions where we operate. Managing this complex regulatory environment is difficult and requires considerable compliance efforts. It is costly to operate in this environment, and it is possible that our costs of compliance will increase materially over time. Operating in such an environment of regulatory uncertainty also presents risks to our business when considering whether to offer new products that may or may not be subject to regulation. Further, we could be subject to regulation or actions of regulators despite good faith efforts to comply if regulators determine that certain activities are subject to their regulations. This complexity also increases the risks that we will fail to comply with regulations in a way that could have a material adverse effect on our business and results of operations and ability to service loans.

Judicial decisions could potentially render our arbitration agreements unenforceable.

We include pre-dispute arbitration provisions in our loan agreements. These provisions are designed to allow us to resolve most customer disputes through individual arbitration rather than in court. Our arbitration provisions explicitly provide that all arbitration will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. There is always a risk, however, that a court would deny arbitration based upon facts presented by one or more consumers opposing the arbitration or that laws could change that might limit or restrict our ability to enforce the arbitration provisions in our loan agreements, in which case we would be forced to litigate disputes and may be subject to class action liability. In addition, we may be subject to public injunctive relief claims by borrowers in California, which have the potential to broadly affect a company’s business operations, much like a class-wide injunction.

In July 2017, the CFPB issued the CFPB Anti-Arbitration Rule, designed to prohibit the use of mandatory arbitration clauses with class action waivers in agreements for consumer financial services products, effective as to agreements entered into on or after March 19, 2018. However, the Anti-Arbitration Rule was overturned by Congress on October 24, 2017, and the President signed the joint resolution on November 1, 2017 to repeal the rule. Pursuant to the Congressional Review Act, substantially similar rules may only be reissued with specific legislative authorization.

Our use of pre-dispute arbitration provisions will remain dependent on whether courts continue to enforce these provisions. We take the position that the Federal Arbitration Act, or the FAA, requires that arbitration agreements containing class action waivers of the type we use be enforced in accordance with their terms. In the past, a number of courts, including the California and Nevada Supreme Courts, have concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis. However, in April 2011, the U.S. Supreme Court in a 5-4 decision in AT&T Mobility v. Concepcion held that the FAA preempts state laws that would otherwise invalidate consumer arbitration agreements with class action waivers. Our arbitration agreements differ in some respects from the agreement at issue in Concepcion, and some courts have continued since Concepcion to find reasons to find arbitration agreements unenforceable. Thus, it is possible that one or more courts could use the differences between our arbitration agreements and the agreement at issue in Concepcion as a basis for a refusal to enforce our arbitration agreements, particularly if such courts are hostile to our kind of lending or to pre-dispute mandatory consumer arbitration agreements. Further, it is possible that a change in composition at the U.S. Supreme Court could result in a change in the U.S. Supreme Court’s treatment of arbitration agreements under the FAA. If our arbitration agreements were to become unenforceable for some reason, we could experience an increase in our costs to litigate and settle customer disputes and our exposure to potentially damaging class action lawsuits, with a potential material adverse effect on our business and results of operations.

The Salt Token Terms and Conditions include terms that provide for claims against Salt to be resolved through binding arbitration, waiver of class actions and waiver of jury trials. These provisions may have the effect of discouraging certain types of claims against us or provide less favorable outcomes to holders of Salt Tokens or may prove to be unenforceable in certain circumstances.

In an attempt to limit costly litigation, including class action lawsuits, the Salt Token Terms and Conditions provide that Salt Token holders submit claims or disputes between such holders and our company relating to the purchase, use or ownership of Salt Tokens for resolution by arbitration on an individual, and not a class, basis. The binding arbitration provision does not apply to claims relating to the validity, enforceability, coverage or scope of the arbitration provision and is not intended to apply to claims relating to federal securities laws, and holders of Salt Tokens can elect to opt out of this provision. If holders do not opt out of this provision, however, there is a possibility that the remedy available to a holder of Salt Tokens would be less favorable than a remedy provided in a legal proceeding with or without a jury. Although arbitration generally results in lower overall costs to the parties involved in the dispute, there is no assurance that a holder of Salt Tokens would incur lower costs in arbitration than if such holder brought a claim in a court or as part of class action litigation.

In addition, the enforceability of similar arbitration and jury trial waiver provisions has been challenged in legal proceedings or may be prohibited by certain laws, and it is possible that a court could find these types of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings that a Salt Token holder may assert. By agreeing to the binding arbitration, waiver of class actions and waiver of jury trial provisions in the Salt Token Terms and Conditions, Salt Token holders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions to be inapplicable or unenforceable in an action, we and the Salt Token holders may incur additional costs associated with resolving such action in a legal proceeding.

The Salt Token terms and conditions provide that the state and federal courts located in Denver, Colorado will be the sole and exclusive forum for certain disputes between the Company and holders of Salt Tokens, which could limit its stockholders' ability to obtain a favorable judicial forum for disputes with the Company relating to the Salt Tokens.

The Salt Token terms and conditions provide that the state and federal courts located in Denver, Colorado will be the sole and exclusive forum for disputes relating to the terms and conditions or use of the Salt Tokens. This exclusive forum provision is intended to apply to claims arising under Colorado state law and would not apply to claims brought pursuant to the Securities Act or Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in the Salt Token terms and conditions will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and holders of Salt Tokens will not be deemed to have waived our compliance with these laws, rules and regulations.

This exclusive forum provision may limit a Salt Token holder’s ability to bring a claim in a judicial forum of its choosing for disputes relating to the terms and conditions or use of the Salt Tokens, which may discourage lawsuits against us. In addition, holders of Salt Tokens who do bring a claim in the state or federal courts located in Denver, Colorado could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Colorado. The state or federal courts in Denver, Colorado may also reach different judgments or results than would other courts, including courts where a holder of Salt Tokens would otherwise choose to bring the action, and such judgments or results may be more favorable to the Company than to such holders. However, the enforceability of similar exclusive forum provisions has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in Salt Token terms and conditions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

Current and future legal, class action and administrative proceedings directed towards our industry or us may have a material adverse impact on our results of operations, cash flows and financial condition.

We have been the subject of administrative proceedings and lawsuits in the past, and may be involved in future proceedings, lawsuits or other claims. Other companies in our industry have also been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of consumer loans. We could be adversely affected by interpretations of state, federal, foreign and provincial laws in those legal and regulatory proceedings, even if we are not a party to those proceedings. We anticipate that lawsuits and enforcement proceedings involving our industry, and potentially involving us, will continue to be brought in the future.

We may incur significant expenses associated with the defense or settlement of current or future lawsuits, the potential exposure for which is uncertain. The adverse resolution of legal or regulatory proceedings, whether by judgment or settlement, could force us to refund fees and interest collected, refund the principal amount of advances, pay damages or other monetary penalties or modify or terminate our operations in particular local, state, provincial or federal jurisdictions. The defense of such legal proceedings, even if successful, requires significant time and attention from our senior officers and other management personnel that would otherwise be spent on other aspects of our business, and requires the expenditure of substantial amounts for legal fees and other related costs. Settlement of proceedings may also result in significant cash payouts, foregoing future revenues and modifications to our operations. Additionally, an adverse judgment or settlement in a lawsuit or regulatory proceeding could in certain circumstances provide a basis for the termination, non-renewal, suspension or denial of a license required for us to do business in a particular jurisdiction (or multiple jurisdictions). A sufficiently serious violation of law in one jurisdiction or with respect to one product could have adverse licensing consequences in other jurisdictions and/or with respect to other products. Thus, legal and enforcement proceedings could have a material adverse effect on our business, future results of operations, financial condition and ability to service our debt obligations.

We are subject to anti-corruption, anti-bribery and anti-money laundering laws and regulations.

We are subject to various anti-corruption, anti-bribery and anti-money laundering laws and regulations that prohibit, among other things, our involvement in improper payments to certain public officials for the purpose of obtaining advantages or in transferring the proceeds of criminal activities. We continue to review and update programs designed to comply with new and existing legal and regulatory requirements. However, any errors, failures, or delays in complying with anti-corruption, anti-bribery and anti-money laundering laws and regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions, as well as reputational harm.

Our anti-corruption and anti-bribery policies are based on the U.S. Foreign Corrupt Practices Act of 1977 (amended in 1988 and 1998), the U.K. Bribery Act of 2010, and the local laws in every country in which we do or seek to do business (collectively, “Anti-Corruption Laws”). Anti-Corruption Laws prohibit bribery of foreign government officials. A bribe is anything of value that is provided for the improper purpose of obtaining favorable treatment in a business transaction. The prohibition against bribery is defined broadly and includes not just money, but also business opportunities or favorable contracts, stock options, certain gifts, discounts, or other favors. The term “governmental official” is also defined broadly and, depending on the circumstances, can implicate any person with governmental influence. Our company strictly prohibits bribery of any kind.

The main laws regarding anti-money laundering are the Bank Secrecy Act and the USA Patriot Act of 2001. These laws require financial institutions to maintain an anti-money laundering compliance program covering certain of our business activities. The program must include: (1) the development of internal policies, procedures and controls; (2) designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. If we are not in compliance with U.S. or other anti-money laundering laws, we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on our business, results of operations, financial condition and cash flows. Any investigation of any potential violations of anti-money laundering laws by U.S. or international authorities could harm our reputation and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Regulators may increase enforcement of these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor our transactions. Regulators regularly reexamine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance. Costs associated with fines or enforcement actions, changes in compliance requirements, or limitations on our ability to grow could harm our business and any new requirements or changes to existing requirements could impose significant costs, result in delays to planned product improvements, make it more difficult for new customers to join our network and reduce the attractiveness of our products and services, including the Salt Tokens.

GENERAL RISKS RELATED TO DIGITAL ASSETS

The prices of digital assets, such as Salt Tokens, are extremely volatile.

Fluctuations in the price of digital assets could subject Salt Tokens to significant price volatility and could significantly affect the value of the digital assets that we hold, including treasury assets and collateral securing loans. The price of digital assets, including Salt Tokens, is affected by many factors beyond our control including global supply and demand, the expected future price, inflation expectations, interest rates, currency exchange rates, fiat currency withdrawal and deposit policies at virtual token exchanges, interruptions in service or failures of such exchanges, investment and trading activities of large holders of digital assets, government monetary policies, regulatory measures that restrict the use of digital assets and global political, economic or financial events as well as the performance and financial condition of our Company. In addition, a decrease in the price of one digital asset may cause volatility in the entire digital asset industry, including the Salt Tokens and digital assets we hold. For example, a security breach that affects investor or user confidence in Bitcoin may affect the industry as a whole and may also cause the price of Salt Tokens and digital assets we hold to fluctuate dramatically.

The regulatory regime governing digital assets is still developing, and regulatory changes or actions may alter the nature of an investment in digital assets, including Salt Tokens, or restrict the use of digital assets, including Salt Tokens, in a manner that adversely affects holders and our business plans.

The regulation of digital assets and digital asset exchanges are currently under-developed and likely to rapidly evolve and vary significantly among U.S. and non-U.S. jurisdictions and are subject to significant uncertainty. As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets, with certain governments deeming them illegal while others have allowed their use and trade. Various legislative and executive bodies in the United States, and other countries, are, or are considering, enacting laws, regulations, guidance, or other actions, which could adversely impact our Company and the value of Salt Tokens and of the digital assets we hold as collateral. For example, in March 2022, President Joe Biden signed an Executive Order that, among other things, called for the research and development of a potential United States CBDC. In addition, regulators have recently increased scrutiny of certain digital asset-related products, such as digital asset yield products. Our failure to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including criminal and civil penalties and fines against our Company. The variation among applicable laws and regulations across multiple jurisdictions may result in materially different consequences to holders of Salt Tokens and to our borrowers based upon their respective country of residence. New or changing laws and regulations or interpretations of existing laws and regulations (whether in the U.S. or elsewhere) could have material adverse consequences to you and our Company, including, but not limited to: our ability to issue Salt Tokens and utilize Salt Tokens as part of our business plan, the transferability of Salt Tokens, the value of Salt Tokens, the liquidity and market price of Salt Tokens, your ability to access marketplaces that trade Salt Tokens, the ability of borrowers to obtain loans from use secured by digital assets and the value of the digital assets we hold as collateral or treasury assets.

The development and acceptance of transactions in digital assets are subject to a variety of factors that are difficult to evaluate.

The use of digital assets to buy and sell goods and services and complete transactions is part of a new and rapidly evolving industry, and the continued growth of this industry and the continued and growing use of digital assets is highly uncertain. If the development or acceptance of digital assets were to slow or stop, it could have a material adverse effect on our business. Factors that could affect the expansion or contraction of the use of digital assets and our related business plans, include, but are not limited to:

•	continued worldwide growth in the adoption and use of digital assets;
•	governmental and quasi-governmental regulation of digital assets and their use, or restrictions on or regulation of access to and operation of digital asset systems;
•	the maintenance and development of software and technology on which many digital assets are dependent;
•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•	general economic conditions and the regulatory environment relating to digital assets (whether in the U.S. or elsewhere); and
•	negative consumer sentiment and perception of digital assets in general.

We cannot predict with certainty any outcome regarding use of digital assets, and any of the above factors may have a material adverse effect on our business and the price of Salt Tokens.

Digital assets, including Salt Tokens, might be used for illegal or improper purposes, which could expose our Company to additional liability and harm its business.

Security breaches, theft and fraud occur in the digital assets market in general in part because it is rapidly evolving, can lack transparency and is decentralized in nature. Digital assets, including Salt Tokens and the digital assets we hold as treasury assets and as collateral for our loans, may be susceptible to potentially illegal or improper uses as criminals are using increasingly sophisticated methods to engage in illegal activities involving internet services, such as money laundering, terrorist financing, drug trafficking, and other online misconduct. Borrowers may also try to access a loan for illegal or improper purposes or try to provide stolen digital assets as collateral for a loan. Salt Token holders may also encourage, promote, facilitate, or instruct others to engage in illegal activities or improper conduct. To the extent any of these illegal or improper activities occur outside the United States, our remedies may be significantly limited or nonexistent. Despite measures the Company intends to take to detect and lessen the risk of this kind of conduct, we cannot assure you that these measures will stop all illegal or improper uses of Salt Tokens or the digital assets we hold. The value of our business could be harmed if customers use our Platform for illegal or improper purposes. It may also impair our ability to foreclose on digital assets we hold as collateral in the event of a defaulting loan or margin call under a loan.

Incorrect or fraudulent digital asset transactions may be irreversible.

Digital asset transactions, including those involving Salt Tokens or the digital assets we hold as collateral, are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. In theory, these digital asset transactions may be reversible with the control or consent of a majority of processing power on the network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a Salt Token or other digital assets or the theft of a Salt Token or other digital assets generally will not be reversible, and our Company may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, Salt Tokens could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events on a large enough scale would have a material adverse effect on our operations and the value of Salt Tokens.

Digital assets and the systems in place to safeguard customers' digital assets may be subject to loss, damage, theft or restriction on access.

We manage and safeguard our customers’ digital assets that we hold as collateral for loans that we make to customers. Such digital assets are not insured or guaranteed by any government or government agency. We have entered into agreements with certain third party service providers to assist with aspects of custodying and safeguarding our customers’ digital assets. Our and our third party service providers’ ability to manage and safeguard such digital assets requires significant levels of internal controls, which we must continue to improve as we expand our offerings. Any failure by us or our providers to maintain adequate controls or to manage or safeguard our customers’ digital assets appropriately and in compliance with regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses or result in customers discontinuing to use or reducing their use of our products and services, which could adversely affect our business, operating results and financial condition. Moreover, because custodially held digital assets may be considered to be the property of a bankruptcy estate, in the event of a bankruptcy, the digital assets we hold in custody on behalf of our customers could be subject to bankruptcy proceedings and such customers could be treated as our general unsecured creditors. This may result in customers finding our custodial services more risky and less attractive, which could also cause customers to discontinue or reduce their use of our offerings.

We believe we have developed and maintained administrative, technical, and physical safeguards designed to comply with applicable legal requirements and industry standards. However, it is nevertheless possible that hackers, employees or service providers acting contrary to our policies, or others could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, misuse customer digital assets and funds. For instance, in order to safeguard customer digital assets, we maintain private keys for digital wallets holding such digital assets. A private key, or a combination of private keys, will be necessary to control digital assets, including Salt Tokens, stored in a digital wallet. Accordingly, any loss or theft of the requisite private keys will result in loss of the digital assets, and they likely would not be recoverable. Moreover, any third-party that gains access to such private keys, including by gaining access to login credentials of a hosted wallet service, could steal such digital assets. Any errors or malfunctions caused by or otherwise related to a digital wallet, including failure to properly maintain or secure such digital wallet, may also result in the complete loss of digital assets in such wallet. Loss of access to, of theft of assets in, a digital wallet, could therefore cause a complete loss of the digital assets contained therein, which could adversely affect our business, operating results and financial condition.

If our customers' digital assets are lost, stolen or destroyed under circumstances rendering a party liable to our Company, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be the responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of our Company. Furthermore, we are not aware of any U.S. or foreign governmental, regulatory, investigative, or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen digital assets. Consequently, we may be unable to replace missing digital assets or seek reimbursement for any erroneous transfer or theft of digital assets. To the extent that we are unable to seek redress for such action, error or theft, our business, operating results and financial condition could be adversely affected.

Digital assets, including Salt Tokens, are subject to risks of uninsured losses.

Unlike bank accounts or accounts at some other financial institutions, digital assets, including Salt Tokens, are uninsured unless you specifically obtain private insurance to insure them. Thus, in the event of loss or loss of utility value, there is no public insurer, such as the Federal Deposit Insurance Corporation or SIPC protections, and limited or no private insurance arranged by our Company, to offer recourse to holders of Salt Tokens or to us with respect to digital assets we hold as collateral. Therefore, any Salt lending transactions or Salt Token purchases are made at the risk of the borrower or purchaser, respectively.

Trading or holding digital assets could expose you to various cyber security risks.

Trading platforms and third-party service providers may be vulnerable to hacking or other malicious activity. As with any computer code generally, flaws in digital asset codes, such as Salt Tokens, may be exposed to such negative activities. Several errors and defects have been found previously, including those that disabled some functionality for users of digital asset trading platforms and exposed such users’ personal information. Flaws in and exploitation of the source code allowing malicious actors to take or create money have previously occurred. While we have taken steps to protect digital assets we hold, including Salt Tokens, from hacks and have actively engaged in the development of the backup systems for Salt Tokens, our Company is not immune to changes that affect the entire blockchain ecosystem or industry. Such changes as being subject to a hacking event could adversely affect our Company in unpredictable ways, including adversely affecting the utility, acceptance and value of Salt Tokens or the digital assets we hold as treasury assets and as collateral for our loans.

Due to the unregulated nature and lack of transparency surrounding the operations of digital asset exchanges, they may experience fraud, security failures or operational problems, which may adversely affect the value of digital assets, including Salt Tokens.

Digital asset exchanges are relatively new and, in some cases, unregulated. Furthermore, while many prominent digital asset exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset exchanges do not provide this information. As a result, the marketplace may lose confidence in digital asset exchanges, including exchanges that handle some Salt Token trading.

In addition, over the past several years, some digital asset exchanges have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset exchanges were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges. While smaller digital asset exchanges are less likely to have the infrastructure and capitalization that make larger digital asset exchanges more stable, larger digital asset exchanges are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action.

Further, due to the uncertain applicability of financial regulations and lack of guidance specific to digital assets, some digital asset exchanges may purposefully or inadvertently fail to comply with applicable financial regulations. Such failures can result in regulatory investigations and enforcement actions, operational delays, closure of exchanges, and loss of funds. For example, on October 15, 2021, the Commodity Futures Trading Commission announced an order simultaneously filing and settling charges against iFinex Inc., BFXNA Inc., and BFXWW Inc. (d/b/a Bitfinex) in connection with their operation of the Bitfinex cryptocurrency trading platform. The order found Bitfinex engaged in illegal, off-exchange retail commodity transactions in digital assets with U.S persons on the Bitfinex trading platform and operated as a futures commission merchant (FCM) without registering as required. The order requires Bitfinex to pay a $1.5 million civil monetary penalty.

Negative perception, a lack of stability in digital asset exchange markets and the closure or temporary shutdown of digital asset exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Salt Token and result in greater volatility in token prices. It may also impair our ability to foreclose on digital assets we hold as collateral in the event of a defaulting loan or margin call under a loan.

The use of digital asset derivatives can introduce additional market and regulatory risk.

We may use instruments referred to as derivatives, which are financial instruments that derive their value from one or more assets, in our case cryptocurrencies including Bitcoin. We may use derivatives for speculative purposes to seek to enhance returns. The use of a derivative is speculative if we are primarily seeking to achieve gains, rather than offset the risk of other positions. To the extent we invest in a derivative for speculative purposes, we will be fully exposed to the risks of loss of that derivative, which may sometimes be greater than the derivative’s cost, and the potential for loss in certain cases may be unlimited.

Digital asset derivatives are a developing market and may be traded on unregulated or offshore exchanges. Regulatory changes or actions may alter the nature of an investment in digital asset derivatives or restrict the use of digital asset derivatives or the operations of the exchanges on which digital asset derivatives trade in a manner that adversely affects the price of digital asset derivatives, which could adversely impact the Company.

We hold certain digital assets in DeFi protocols and may suffer losses if they do not function as expected.

We hold digital assets in various DeFi protocols. These protocols self-execute smart contracts that allow users to deposit digital assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These digital assets earn interest to the depositor based on the rates at which borrowers repay the loan, and can generally be withdrawn with no restrictions. However, these DeFi protocols are subject to various risks, including the risk that the underlying smart contract is insecure, the risk that borrowers may default and the depositor will not be able to recover its digital assets, the risk that any underlying collateral may experience significant volatility, and the risk of certain core developers with protocol administration rights can make unauthorized or harmful changes to the underlying smart contract. If any of these risks materialize, our digital assets in these DeFi protocols may be adversely impacted.

SPECIFIC RISKS RELATED TO OWNING SALT TOKENS

Holders of Salt Tokens do not have rights as stockholders of our Company and have limited utility.

Salt Tokens are not capital stock, and do not currently provide holders with any type of (i) dividend rights; (ii) equity or debt conversion; (iii) sinking fund provisions; (iv) voting rights; (v) liquidation rights; or (vi) preemption rights, that are typically conferred upon the holders of capital stock. In addition, the utility of Salt Tokens is limited to specific uses on our Platform, which we may change or reduce in the future.

Salt Tokens are subject to transfer restrictions.

Salt Tokens are subject to restrictions on their transfer, including restrictions imposed by the Securities Act or similar state securities laws, therefore, they cannot be sold unless they are subsequently registered under the Securities Act and other applicable securities laws or an exemption from registration is available. If we determine to register your Salt Tokens under the Securities Act, significant delays in the transferability of Salt Tokens could occur, and our Company likely would incur additional material expenses. Any restrictions on Salt Tokens, regardless of form, could have an adverse effect on our ability to issue Salt Tokens and utilize Salt Tokens as part of our business plan, the transferability of Salt Tokens, the value of Salt Tokens, the liquidity and market price of Salt Tokens, and your ability to access marketplaces that trade Salt Tokens.

Our Platform and the use of Salt Tokens may not be widely adopted and may have a limited number of active users.

It is possible that the use of Salt Tokens and our Platform may not become popular or be used by a large number of individuals, companies and other entities or that there will be limited public interest in the creation and development of its ecosystems. Such lack of use or interest could negatively impact the growth and development of our Platform and the potential value of Salt Tokens. Additionally, existing and future regulations, whether in the U.S. or elsewhere, may materially hinder the launch of such application or constrain its adoption.

The Salt Tokens are traded on primarily unregulated exchanges where fraudulent activity may occur, and no established market exists for them and may never develop.

We have not listed, and may not ever list, the Salt Tokens on any established, regulated digital asset or securities exchange. Currently, there are few, if any, registered or approved third-party exchanges or other established platforms to support the trading of Salt Tokens on the secondary market. Although Salt Tokens may trade in the secondary market on primarily unregulated digital asset exchanges, we do not currently solicit or control such listings. Due to the rapidly evolving regulatory climate regarding digital assets that are securities, we cannot estimate when, if ever, Salt Tokens will be listed on any securities or digital asset exchange or other established public trading market within the U.S., or if listed, an active and liquid trading market for Salt Tokens will ever develop or be sustained. Any public trading market for our Salt Tokens that we create in the future will be done pursuant to applicable rules and regulations. We can make no assurances, however, that a public trading market for Salt Tokens will ever develop.

In addition, we have little or no control over potentially illegal activities or trading in the Salt Tokens on the exchanges where they do trade due to the unregulated nature of these exchanges. These exchanges are numerous, may be subject to hacking and fraudulent activities and tend to be located outside the United States in countries where it can be difficult or impossible for us to identify or to stop any illegal or fraudulent activity. If any illegal or fraudulent activity involving Salt Tokens were to occur on any of these exchanges, it could reduce confidence in the value of the Salt Tokens and may expose us to reputational harm and potentially liability, which in turn could harm our business and the value of the Salt Tokens. Fraudulent trading in Salt Tokens may also cause volatility in the price of Salt Tokens and result in their price not being an accurate reflection of their value. Further, even if the Salt Tokens become listed on an established, regulated exchange, no market may ever develop for them.

The current price for use of Salt Tokens on our Platform may not bear any relationship to their current fair market value.

The current price of Salt Tokens for use on the Platform is set at $0.15 per token, which is equal to the 60-day moving average price of the Salt Tokens according to the CoinMarketCap website (coinmarketcap.com/currencies/salt/), at the time of the delisting of the Salt Token by Bittrex in May 2019. This is the price used to determine the amount of usage value for Salt Tokens on the Platform, including use as loan collateral, for “buying down” a loan interest rate, for payment of interest on loans we extend, and for other purposes on the Platform. Because there is not a developed or regulated secondary market for Salt Tokens, we do not believe that there is a reliable market value for the Salt Token currently available. The price set on the Platform is not tied to prevailing market prices for the Salt Token and may, therefore, not be reflective of the actual fair market value of the Salt Tokens. If a reliable market price becomes available for the Salt Token, we may choose to modify at any time the usage value of the Salt Token on the Platform. We do not currently purchase or sell Salt Tokens.

Salt Tokens may be subject to rules related to low-priced equity securities, which may make it harder for you to sell your Salt Tokens.

The regulation of digital assets and digital asset exchanges are currently under-developed and likely to rapidly evolve and are subject to significant uncertainty. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks,” and it is possible that Salt Tokens may become subject to penny stock rules in the future. Penny stocks are defined by law generally as equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules place additional responsibilities on broker-dealers effecting transaction in such securities. If Salt Tokens become subject to the penny stock rules in the future, these requirements may have the effect of reducing the level of trading activity in Salt Tokens on any securities or digital asset exchange that list Salt Tokens, which could reduce the value of Salt Tokens.

We may amend the uses of, and your rights under, the Salt Token at any time, and their continued use on our Platform is not guaranteed.

The use of Salt Tokens is governed by the Salt Token Terms & Conditions, and we may amend or revise the Salt Token Terms & Conditions at any time without the consent of holders. Amendments may include imposing restrictions on the transfer or use of the Salt Tokens on our Platform, which could have a material adverse effect on the value of the Salt Tokens or may result in the Salt Tokens not having the functional utility described in our current business plan. Moreover, due to legislative or regulatory changes, for example SEC guidance or regulatory rule making, we may be legally required to amend the rights afforded to holders of the Salt Token. These potential changes can have an adverse impact on an investment in a Salt Token.

Furthermore, Salt Tokens are not required to access a loan through our Platform. As of May 31, 2022, we hold 46,800,000 Salt Tokens in treasury, which we may choose to sell or which we may choose not to issue and delete. As we grow our Company, we may determine not to continue incorporating Salt Tokens in our business. If we phase out the use of Salt Tokens or otherwise choose not to issue additional Salt Tokens, the number in circulation would decrease as holders use them on our Platform, as a result of the claims process or because holders abandon them, which in turn could reduce their utility and value.

Neither you, as a holder of Salt Tokens, nor our Company, will have control over the Ethereum blockchain framework.

Salt Tokens are comprised of technologies that depend on the Ethereum blockchain protocol to run certain programs to process transactions. Because of this decentralized model, our Company and holders of Salt Tokens have limited or no control over the Ethereum network, which has its independent and separate governance protocols and rules. Changes to the protocol governing the Ethereum network or its declining use or acceptance may have a material adverse effect on the utility, acceptance and value of Salt Tokens.

The open-source structure of portions of the Ethereum blockchain protocol means that our network may be susceptible to developments by users or contributors who could damage our network and our Company’s reputation and could affect the utilization of the network and the Salt Tokens.

Our network operates based on the Ethereum blockchain protocol, portions of which are open-source. Our network will not be represented, maintained or monitored by an official organization or authority. The open-source nature of portions of the Ethereum protocol means that it may be difficult for our company or contributors to maintain or develop our network, and our Company may not have adequate resources to address emerging issues or malicious programs that develop within the network adequately or in a timely manner. Third parties not affiliated with our Company may introduce weaknesses or bugs into the core infrastructure elements of the network and open-source code which may negatively impact the network. Such events may result in a loss of trust in the security and operation of our network and a decline in user activity and could negatively impact the market price of the Salt Tokens. Additionally, because the protocol and other portions of our network’s technology is open-source, anyone can copy and disseminate the source code either in the same form or with modifications as a “fork.”

The tax treatment of Salt Tokens is uncertain, and developments in tax laws could impact the tax treatment of Salt Tokens.

The tax characterization of Salt Tokens is uncertain, and you must seek your own tax advice in connection with your purchase, holding, use, sale or exchange of Salt Tokens or the consequences of participating in the claims process. You should consult with and must rely upon the advice of your own professional tax advisors with respect to the United States and non-U.S. tax treatment of your purchase, holding, use, sale or exchange of Salt Tokens. Transactions involving digital assets or tokens, are relatively new and the guidance issued by the Internal Revenue Service (“IRS”) so far is limited. It is possible that the IRS may challenge Company’s intended treatment of Salt Tokens, and that the tax consequences of purchasing or holding Salt Tokens could differ materially from those anticipated by our Company. We are providing no assurances or representations of any kind regarding any potential tax consequences related to purchasing, holding, using, selling or exchanging Salt Tokens. Federal or state legislation may be enacted, or guidance may be issued, by the IRS (or other governmental authorities), possibly with retroactive effect, impacting your tax obligations with respect to the Salt Tokens and possibly requiring our reporting obligations with respect to the Salt Tokens. Future changes in the tax laws (or future administrative or judicial interpretations) could materially and negatively impact your tax treatment with respect to the Salt Tokens. We make no representation or warranty as to the applicability of any particular tax regime to the Salt Tokens, to the timing of any taxable event with respect to the Salt Tokens or to the method of calculation of any such taxes.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have leased an office facility located in Denver, CO that consists of approximately 25,523 square feet. The lease commenced on July 30, 2018 and terminates January 31, 2025, and we entered into a sublease for this property on August 18, 2021, which expires on January 31, 2025. We have also leased a smaller office facility located in Denver, CO, which is being used only for support services since our transition to a remote-first work policy. The initial term of the lease commenced October 1, 2021 and terminates September 30, 2022. We believe that our office facilities are currently suitable and adequate for our business operations.

Item 3. Legal Proceedings

SEC Settlement

We previously reported in our Registration Statement on Form 10 (the “Form 10”) that, on September 30, 2020, the Company entered into a settlement (the "Settlement") with the SEC relating to the determination by the SEC that Salt Tokens were “securities” under the Securities Act. Pursuant to the Settlement, the Potential Salt Token Claimants are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon, referred to as the claims process. In accordance with the Settlement, we distributed a notice and claim form to Potential Salt Token Claimants. The deadline to submit claims has lapsed, and we are currently processing claims. We will make payments for all valid claims that we deem to be due and adequately substantiated by Potential Salt Token Claimants. We are calculating interest by using the yield of the 1-year U.S. treasury note, as of January 12, 2022, the Claim Form Deadline, which was 0.48%. Any amounts to be refunded will be paid in U.S. dollars.

Specifically, pursuant to the Settlement, we agreed to the following:

•	File the Form 10 to register the Salt Tokens as a class of securities within 120 days of the Settlement, which deadline was subsequently extended by 105 days;

•

Distribute and post on our website a refund claim form no later than 60 calendar days after the date of the filing of the Form 10, or on the date seven days after the Form 10 becomes effective (the “Effective Date”), whichever is sooner;

•	Commencing 30 days after the Claim Form Deadline (as defined in the Settlement), provide monthly reports to the SEC of the claims received and the claims paid;

•	Submit to the SEC a final report of our handling of all claims received within seven months from the Effective Date of the Form 10;

•

Maintain timely filing of all reports required by Section 13(a) of the Exchange Act for at least until the later of (i) the Claims Form Deadline, (ii) such time as Salt has filed all reports required for the fiscal year in which the Form 10 became effective, and (iii) such time as Salt is eligible to terminate its registration pursuant to Rule 12g-4 under the Exchange Act;

•

Pay the amounts due under Section 12(a) of the Securities Act to each purchaser using the claim form within three months of the Claim Form Deadline that we deem to be due and adequately substantiated. We may require that a claimant submit additional documentation supporting that the claimant is entitled to receive payment under Section 12(a) of the Securities Act. Upon receiving such a request, a claimant will have 30 days to provide the requested documentation in writing to the address provided by us. For any claims not paid, we will provide the claimant with a written explanation of the reason for non-payment; and

•	Pay a civil penalty of $250,000 to the SEC.

We believe we have sufficient capital to pay in full all valid claims submitted as part of the claims process.

Mauritius Tax Assessment

On January 13, 2022, the Mauritius Revenue Authority (“MRA”) issued a tax assessment against our subsidiary operating in Mauritius, Salt Technology Ltd (“SALT Mauritius”), in respect of its income for the years ended December 31, 2018 and December 31, 2019. The total outstanding tax claimed by the MRA in the notice of assessment amounts to $11,146,627 including penalties and interest. In particular, the MRA asserts that any gains derived by SALT Mauritius from the sale or transfer of cryptocurrencies during the years of assessment are subject to income tax at the rate of 15%. SALT Mauritius has objected to the notice of assessment, which is currently under review by the MRA. If the MRA maintains the assessment, SALT Mauritius may appeal to the Assessment Review Committee or seek to reach a settlement with the MRA via the Alternative Tax Dispute Resolution Panel.

Litigation

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. With the exception of the matters disclosed in this Annual Report, we are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our operations. Litigation, regardless of outcome, can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market in our common stock. Our common stock is not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service.

Holders

As of May 31, 2022, we had 11,153,882 shares of common stock outstanding, held by 61 record holders.

Dividends

We have not paid any cash dividends on our common stock to date and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. It is the present intention of our management to utilize all available funds for the development of our business.

Recent Sales of Unregistered Securities

The following list sets forth information as to all securities we have sold, during the year ended December 31, 2021, which were not registered under the Securities Act.

Restricted Stock Awards

During the year ended December 31, 2021, there were no restricted stock awards granted relating to shares of our common stock to certain of our officers, directors and employees. Restricted stock awards are subject to vesting conditions based on continued service with the Company and are exercisable pursuant to the terms of our 2019 Employee Incentive Plan and individual stock option agreements with the recipients.

Stock Options

During the year ended December 31, 2021, we granted stock options to purchase an aggregate of 1,639,437 shares of our Common Stock with a weighted average exercise price per share of $0.38 to certain of our officers, directors and employees pursuant to the 2019 Employee Incentive Plan. These options are subject to vesting conditions based on continued service with the Company and are exercisable pursuant to the terms of our 2019 Employee Incentive Plan and individual stock option agreements with the recipients. These stock options were granted in reliance on an exemption from registration under Rule 701 under the Securities Act.

Harmonic Transaction

In January 2021, we acquired Harmonic from P3K LLC, of which Joseph Perry, a member of our Board of Directors, is a founder and the managing member, and obtained from P3K LLC a non-exclusive, perpetual, irrevocable license to certain trading execution software, algorithmic trading strategies, historical tick data, and quantitative scripts. Pursuant to the acquisition agreement for Harmonic, we agreed to issue to P3K LLC, as consideration (i) up to approximately 1.7 million shares of our Common Stock upon the achievement of certain milestones and (ii) a performance fee in an amount, payable in cash or in kind, equal to forty percent (40%) of the gross trading profits achieved by us from use of the licensing trading software and strategies, up to an aggregate amount of $1.5 million. As of December 31, 2021, we issued to P3K 854,435 shares of our Common Stock resulting from the achievement of certain of the milestones in the acquisition agreement. No performance fees have been paid to P3K to date under the acquisition agreement.

Item 6. Selected Financial Data

Not applicable.

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in Part I “Item 1. Business.” The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends and should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements” and Part I “Item 1A. Risk Factors.”

Overview

Salt Blockchain Inc. (the “Company” and/or “Salt”) (formerly known as Salt Lending Holdings, Inc.), a Delaware corporation, was formed on September 9, 2016. The Company wholly owns various subsidiaries, which include Salt Lending LLC, Salt Platform, LLC, Salt Technology, Ltd., and Harmonic Technologies, LLC.

The Company provides loans that are collateralized by digital assets.

The Company owns and operates a proprietary software technology platform, or the Platform, that facilitates the origination and servicing of digital asset-backed loans. The Company generates revenue from interest income, liquidation fees, stabilization fees, and trading investment income. The Company's target markets are consumers and commercial enterprises that hold digital assets and are seeking to borrow against such digital assets, primarily in the United States. Salt provides term loans to these consumers and commercial enterprises through its wholly-owned subsidiaries. The Company's loans are collateralized with digital assets held by consumers and commercial customers, which digital assets serve as collateral for the repayment of the loans and which collateral is returned to borrowers upon repayment of the loan. The loans are over-collateralized with digital assets, such as Bitcoin, Ethereum, Litecoin, SALT, Bitcoin Cash, USD Coin, PAX Gold, Paxos Standard and TrueUSD and other digital assets that the Company determines are acceptable collateral. Prior to accepting new digital assets as collateral, Salt conducts a review in order to determine whether to accept such new digital assets. The purpose of such review is to determine whether holding such new digital assets as collateral for a loan provides the Company sufficient security in light of such asset’s trading volume, liquidity and volatility, while maintaining an acceptable level of risk. The review also identifies any potential costs and development work required in order for the Company to accept a new digital asset as collateral. In conducting such review, the Company examines a number of factors, including, in particular, the intended use case for the asset, the asset’s current market capitalization and trading volume, whether the asset is built on a blockchain supported by our wallet service providers, whether the asset is a security under applicable securities laws or subject to other regulatory requirements, and any additional risks that may arise due to supporting a new digital asset. Such factors allow the Company to assess the risk profile of new digital assets and make an informed decision before allowing such asset to serve as collateral for a loan. Since the Company’s review process is intended to be a holistic review of new digital assets on a case-by-case base, the Company does not have any specific parameters or limits on such factors.

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

In addition to its lending business, the Company utilizes treasury assets and borrowed cryptocurrencies to generate returns through hedging strategies, delta-neutral digital asset arbitrage trading strategies (such as perpetual arbitrage, cash and physically-settled term futures, spot, spread, and FX specialization arbitrage), and other digital asset investments. Also, under its loan agreements, Salt Lending has the right to rehypothecate, repledge, and transfer collateral. Borrower collateral may also be repledged to secure transactions, including short-term loans that the Company maintains with third parties for capital management purposes and market neutral trading strategies to generate investment returns and which consist of participation agreements for the purchase of participation interests in certain loans with our customers and a virtual currency loan agreement.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with GAAP, and our discussion and analysis of its financial condition and operating results require management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 3 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of the asset and liabilities. Actual results may differ from these estimates and such differences may be material.

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Borrower Collateral and Custody Assets

The Company is a loan originator and services loans to borrowers. The Company requires loans to have certain collateral levels at origination and throughout the term of the loan. The loan agreement with the borrower specifies that the borrower grants the Company, as lender, a first priority security interest in the collateral associated with the loan. Borrowers deposit the collateral into designated wallet addresses that are under the control of the Company and held in custody for the benefit of the borrower. While the Company maintains control of the collateral, ownership of the collateral is not transferred to the Company, thus ownership remains with the borrower. The Company is not the primary beneficiary of these collateral and custody assets and as such they are not included in the consolidated financial statements of the Company.

When a transfer of digital assets does not qualify as a sale, the transfer is to be accounted for as a secured borrowing with a pledge of collateral in accordance with ASC 310, Receivables (“ASC 310”). The Company records the secured borrowing with a pledge of collateral at fair value within digital asset collateral due to customers on the Consolidated Balance Sheet. The repledged collateral is remeasured at period end, with the change in fair value captured in the fair value adjustment on repledged collateral within the Consolidated Statements of Operations.

Digital Assets Payable

From time-to-time the Company engages in borrowing arrangements as the borrower with third-party lenders. Such crypto assets borrowed by the Company are reported in digital assets, net on the Company’s Consolidated Balance Sheets. The borrowings are accounted for as hybrid instruments, with a liability host contract that contains an embedded derivative based on the changes in the fair value of the underlying crypto asset. The host contract is not accounted for as a debt instrument because it is not a financial liability, is carried at the fair value of the assets acquired and reported in Digital assets payable in the Consolidated Balance Sheets. The embedded derivative is accounted for at fair value, with changes in fair value recognized in Fair value adjustment on digital assets payable in the Consolidated Statements of Operations. The embedded derivatives are included in Digital assets payable in the Consolidated Balance Sheets.

The term of these borrowings can either be for a fixed term of less than one year or can be open-ended and repayable upon demand by the lender unless repaid earlier by the Company at its election. These borrowings bear interest payable by the Company to the lender, which is based on a percentage of the amount borrowed. The borrowing fee is recognized on an accrual basis and is included in other operating expense in the Consolidated Statements of Operations. Furthermore, the Company considers the transferred assets to be akin to noncash collateral (ASC 860-30-25-5). The noncash collateral are digital assets, which are considered to be intangible assets (in accordance with ASC 350) and do not meet the definition of a financial instrument. As a result, the Company records the noncash collateral receivable at cost.

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

For the years presented, the Company determined that digital assets should be accounted for under ASC 350, Intangibles – Goodwill and Other. As there is no inherent limit imposed on the useful life of the digital assets, they are classified as indefinite-lived intangible assets and are not subject to amortization. Instead, they must be tested for impairment annually and more frequently if events or circumstances change that indicate that it’s more likely than not that the asset is impaired (i.e., if an impairment indicator exists). The Company notes that when an identical digital asset is bought and sold at a price below the Company’s current carrying value, this will often serve as an indicator that impairment is more likely than not. Given the volume of digital assets bought and sold, Management reviews its activity on a monthly basis in order to determine whether any indicators of impairment (notably digital assets bought and sold at a price below the Company’s current carrying value) exist. Applying this guidance to current period accounting, the value of digital assets should only be revised in the event the Company concludes impairment exists, the Company does not record any increases in value during the period the digital assets is held; the only gains that would be recorded would be upon disposition (if the proceeds exceed the cost basis).

The Company recorded impairment charges of $18.0 million and $7.8 million for the years ended December 31, 2021 and 2020, respectively, in regard to the Company's digital assets. When the Company sells digital assets, the Company uses the First-In-First-Out (“FIFO”) method to record a gain or loss as appropriate.

Investments

During the year ended December 31, 2021, the Company held investments through shares of the Grayscale Bitcoin Trust ("GBTC"), Grayscale Ethereum Trust ("ETHE") and the 3iQ Ether Fund. During the year ended December 31, 2020, the Company held investments through shares of the GBTC and ETHE, and held no shares of the 3iQ Ether Fund. The Company uses both treasury assets and customer collateral to purchase the shares. Shares of GBTC and ETHE have a six month lock-up period and shares of 3iQ Ether Fund have a four month lock-up period before investors can sell the shares.

In accordance with ASC 820, the Company records the shares at fair value based on the share price per the over-the-counter stock market, less the discount for lack of marketability due to the lock-up period. At December 31, 2020, the discount rate on the GBTC and ETHE shares ranged from 11% - 19%. Due to the discount adjustment to fair value, the GBTC and ETHE shares are in Level 2 of the valuation hierarchy as of December 31, 2020 and during the lock-up period. The lock-up periods for GBTC, ETHE and 3iQ Ether fund shares ended between May 15, 2021 and June 24, 2021.

As of December 31, 2021, as the lock-up periods for all shares had ended, a discount adjustment is no longer being applied to these shares, and the shares are therefore included in Level 1 of the valuation hierarchy. Unrealized gains on GBTC, ETHE, and 3iQ Ether Fund are included in unrealized gain on investments on the Consolidated Statements of Operations.

The most significant input in determining the discount for lack of marketability due to the lock-up period is the volatility in the share price of GBTC and ETHE using a look-back period equal to the expected term.

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

The most frequently used derivatives by the Company are digital asset swaps, digital asset options, and covered call options:

•

Digital asset swaps - a digital asset swap is an exchange traded contract which represents a legal agreement to either buy or sell digital assets at a predetermined price at some time in the future. Depending on contract specifications, swaps can be settled either in Bitcoin, Ethereum, a stablecoin (such as USDC or USDT) or cash. As of December 31, 2021, the Company had digital asset swaps outstanding with a fair value of $(0.8) million. No digital assets swaps were outstanding as of December 31, 2020.

•

Digital asset options - a digital asset option is an OTC traded contract, which gives the holder the right, but not the obligation, to either buy or sell a referenced digital asset at a predetermined price at a specified time in the future. Options can be settled in either cash, stable coin or by physical delivery. These options do not qualify as accounting hedges pursuant to ASC 815, Derivatives and Hedging ("ASC 815"), and, accordingly, the digital asset options are carried at fair value and any unrealized gains (losses) are recognized in fair value adjustment on digital asset options on the Consolidated Statements of Operations. No digital asset options were outstanding as of December 31, 2021 or 2020.

•

Covered call options - periodically, the Company will sell options on digital assets that it owns (referred to as "covered call options"). These option transactions are designed primarily to provide additional income on a portion of the digital assets. The Company uses covered call options for trading purposes. These options do not qualify as accounting hedges pursuant to ASC 815, Derivatives and Hedging ("ASC 815"), and, accordingly, the covered call options are carried at fair value and any unrealized gains (losses) are recognized in Unrealized loss on covered call options on the Consolidated Statements of Operations. Entering into derivative contracts, specifically covered call options, require inputs to the fair value measurement that are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists. Covered call options sold by the Company were the only derivative contracts outstanding as of December 31, 2020 (see Note 10 – Derivatives). No covered call options were outstanding as of December 31, 2021.

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

Based on the Company's review of historical data, we have been able to liquidate collateral and recover principal, interest, and a liquidation fee and have not incurred any material losses on the outstanding loans of the portfolio. The Company also over collateralizes its loans with digital assets, which allows the Company to liquidate the principal owed and limits market volatility in the event of a liquidation. As of December 31, 2021 and 2020, the Company had no loans over 100% LTV. As a result, the Company did not book an allowance for loan loss as of December 31, 2021 or 2020.

Salt Tokens

On September 30, 2020, the SEC approved the Settlement related to the determination by the SEC that Salt Tokens were securities. In conjunction with the Settlement, Potential Salt Token Claimants are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon upon the tender of such Salt Tokens, or for damages if the purchaser no longer owns the Salt Tokens. The claims period required by the Settlement ended in January 2022, and the Company is currently processing the claims received.

The total amount received in the ICO from the Potential Salt Token Claimants was approximately $47.1 million, which, upon receipt, was initially recorded as a Salt Token liability in the accompanying consolidated balance sheets. We also received consideration from post-ICO sales of the Salt Token of $1.1 million and $0.2 million for the years ended December 31, 2018 and 2019, respectively. Salt Tokens sold in the ICO (less amounts previously refunded) totaling approximately $44.4 million were potentially subject to repurchase in the claims process if Potential Salt Token Claimants submitted valid claims prior to the claims deadline. Since the claims process ended in January 2022, we have been processing and recently commenced paying valid claims submitted prior to the deadline. While we are still reviewing certain claims, we expect the actual amount that we will be required to pay as a result of the claims process will be significantly lower than the amount initially recorded as a Salt Token liability in our consolidated balance sheets. Since we are still processing certain claims, we cannot guarantee the final amount that we will be required to pay, and such amount may be greater than anticipated.

Stock-based Compensation

We account for stock-based compensation to employees and non-employees in conformity with the provisions of ASC 718, Stock Based Compensation. Restricted stock awards issued to founders and executives during the years ended December 31, 2021 and 2020 are valued on the original grant date at the fair value and recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. The Company accounts for forfeitures as they occur.

We use the Black-Scholes option-pricing model (the “Black-Scholes model”) as the method for determining the estimated fair value of stock options on the date of grant. Share-based compensation cost is measured at grant date, based on the estimated fair value of the award using the Black-Scholes model for options with service or performance-based conditions. Stock-based compensation is recognized as expense over the employee’s requisite service period. We account for forfeitures as they occur.

The Black-Scholes model requires management to make a number of assumptions, including the fair value and expected volatility of our underlying common stock, expected term of the stock option, risk-free interest rate, and expected dividend yield. The expected term of the stock option is based on the average period the stock option is expected to remain outstanding based on the stock option’s vesting and contractual terms.

Common stock valuations

In the absence of a public trading market, the fair value of the common stock was determined by our board of directors, with input from management, taking into account our most recent valuations from an independent third-party valuation specialist. Our board of directors intended all stock options granted to have an exercise price per share not less than the per share fair value of our common stock on the date of the grant and we believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. The valuations of common stock were determined in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. If stock options were granted a short period of time prior to the date of a valuation report, we retrospectively assessed the fair value used for financial reporting purposes after considering the fair value reflected in the subsequent valuation report and other facts and circumstances on the date of grant as discussed below. The assumptions we use in the models were based on future expectations combined with management judgment and considered numerous and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

•	the results of contemporaneous valuations performed at periodic intervals by an independent valuation firm;
•	our actual operating and financial performance and estimated trends and prospects for our future performance;
•	our stage of development
•	the likelihood of achieving a liquidity event, such as an initial public offering, direct listing, or sale of our company, given prevailing market conditions;
•	the lack of marketability involving securities in a private company;
•	the market performance of comparable publicly-traded companies; and
•	U.S. and global capital market conditions.

In valuing our common stock, our board of directors determined the equity value of our business generally using a weighting of the income and market approach valuation methods with input from management. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using an appropriate discount rate based on a weighted-average cost of capital and are adjusted to reflect the risks inherent in us achieving these estimated cash flows. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, representative market value multiples are determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company.

Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, selected market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the fair value of our common stock.

Our board of directors’ assessments of the fair value of our common stock for grant dates between the dates of an available third-party valuation report were based in part on the current available financial and operational information and the fair value provided in the most recent available third-party valuation report as compared to the timing of each grant.

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

RESULTS OF OPERATIONS

Results of Operations for the years ended December 31, 2021 and 2020

The following comparative analysis of results of operations for the years ended December 31, 2021 and 2020 is based on the comparative consolidated financial statements, footnotes, and related information for the years identified. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report.

The following table shows our results of operations for the years indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Years Ended December 31,		Change
	2021	2020	Dollars	Percentage
Revenues
Interest income	$2,807,940	$923,051	$1,884,889	204%
Stabilization fees and liquidation fees	925,159	140,187	784,972	560%
Total revenues	3,733,099	1,063,238	2,669,861	251%

Operating expenses
Selling, general and administrative expenses	18,141,406	12,656,225	5,485,181	43%
Severance expense	319,923	673,959	(354,036)	(53)%
Impairment of digital assets	18,008,618	7,755,152	10,253,466	132%
Technology and development	766,151	—	766,151	n/a
Settlement expense	1,000	781,815	(780,815)	n/a
Depreciation expense	159,889	57,961	101,928	176%
Total operating expenses	37,396,987	21,925,112	15,471,875	71%
Loss from operations	$(33,663,888)	$(20,861,874)	$(12,802,014)	61%

Other income, net
Gain on sale of digital assets	30,667,562	13,326,255	17,341,307	130%
Unrealized gain on investments	12,302,356	6,797,681	5,504,675	81%
Fair value adjustment on digital assets payable	(8,452,718)	(1,488,321)	(6,964,397)	468%
Unrealized loss on derivatives	(849,541)	(2,270,496)	1,420,955	(63)%
Fair value adjustment on repledged collateral	(20,751,552)	(11,245,770)	(9,505,782)	85%
Fair value adjustment on notes payable	1,140,884	—	1,140,884	n/a
Realized loss on derivatives	(2,173,486)	—	(2,173,486)	n/a
Loss on sublease	(688,120)	—	(688,120)	n/a
Management fee	—	(614,872)	614,872	(100)%
Interest expense	(6,982,265)	(332,724)	(6,649,541)	1999%
Other income, net	146,481	1,353,070	(1,206,589)	(89)%
Total other income, net	4,359,601	5,524,823	(1,165,222)	(21)%

Loss before income taxes	(29,304,287)	(15,337,051)	(13,967,236)	91%
Income tax benefit	948,669	139,128	809,541	582%
Net loss	$(28,355,618)	$(15,197,923)	$(13,157,695)	87%

Revenue

The Company generates income from interest income, digital asset liquidation, conversion and stabilization fees. Revenue was $3.7 million for the year ended December 31, 2021, compared to $1.1 million for the year ended December 31, 2020. This increase is due to the increase in stabilization fees and interest income described below.

Interest Income

The increase in interest income to $2.8 million for the year ended December 31, 2021 from $0.9 million for the year ended December 31, 2020, was due to an over 213% growth of unpaid principal balance, with a higher average loan size and weighted average interest rate charged. Unpaid principal balance grew to $63.4 million from $20.3 million as of December 31, 2021 and 2020, respectively, while weighted average interest rate increased from 5.18% at December 31, 2020 to 5.77% at December 31, 2021. Average loan size grew to $0.2 million for the year ended December 31, 2021 from less than $0.1 million for the year ended December 31, 2020.

Stabilization Fees and Liquidation Fees

The increase in stabilization fees and liquidation fees to $0.9 million for the year ended December 31, 2021 from $0.1 million for the year ended December 31, 2020, was due to market downturn that occurred in May and June 2021 resulting in stabilizations of customer’s loans and the associated fees collected during that period. Bitcoin prices decreased by approximately 40% (with a peak decline of approximately 50%) and Ethereum prices increased by approximately 19% (with a peak decline of approximately 57%) during that timeframe which resulted in more stabilizations of customer loans.

Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.1 million and $12.7 million for the year ended December 31, 2021 and 2020, respectively. The increase in expense was primarily driven by $4.0 million of increased compensation and consulting expenses as the Company continues to scale for growth in the business and hire appropriate staff to maintain our public filing requirements, $0.9 million of increased audit, accounting, and legal expenses related to compliance with our public filing requirements and $0.2 million of increased marketing expenses.

Severance Expense

Severance costs were $0.3 million for the year ended December 31, 2021, compared with $0.7 million for the year ended December 31, 2020, which was due to changes in executive management in 2020.

Impairment of Digital Assets

Impairment expense was $18.0 million and $7.8 million for the years ended December 31, 2021 and 2020, respectively. The increase in impairment expense was due to the volatility in the underlying market value of the digital assets during the year ended December 31, 2021. This was primarily driven by the addition of digital assets in the period at higher cost basis relative to the current carrying value which resulted in a significant impairment for the year ended December 31, 2021.

Acquired digital assets are accounted for at cost, subject to subsequent impairment, as appropriate. As a result, when a digital asset is impaired, the Company must write down the value in our financials. However, the value of a digital asset cannot be written up if the price goes up or if a previously written-down asset subsequently recovers.

Settlement Expense

Settlement expense was less than $0.1 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. The decrease in settlement expense was due to the Company settling outstanding litigation with one former executive in 2020.

Technology and Development Expense

Technology and development expense was $0.8 million and $— for the years ended December 31, 2021 and 2020, respectively. The increase in technology and development expense was due to the expense of in process research and development in conjunction with the asset acquisition of Harmonic in 2021.

Depreciation Expense

Depreciation expense was $0.2 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. The increase in depreciation expense was due to the acceleration of depreciation related to entering into an office sublease agreement in September 2021.

Other income, net

Gain on Sale of Digital Assets

Gain on sale of digital assets increased to $30.7 million from $13.3 million for the years ended December 31, 2021 and 2020, respectively, due to a combination of investing our Treasury digital assets and selling as our lending volumes continued to grow for the year ended December 31, 2021. The Company sells digital assets for operational cash requirements, treasury asset reallocation, and generating return through hedging strategies, delta-neutral digital asset arbitrage trading strategies (such as perpetual arbitrage, cash and physically-settled term futures, spot, spread, and FX specialization arbitrage), and other digital asset investments.

Unrealized Gain on Investments

Unrealized gain on investments increased to $12.3 million from $6.8 million for the years ended December 31, 2021 and 2020, respectively. The increase was due to an increase in the price of shares of the Grayscale Bitcoin Trust and Grayscale Ethereum Trust investments of approximately 7% and 83%, respectively, for the year ended December 31, 2021.

Fair Value Adjustment on Digital Assets Payable

The Company had a fair value adjustment on digital assets payable of $8.5 million for the year ended December 31, 2021, as compared to $1.5 million for the year ended December 31, 2020, due to changes in fair value of the underlying digital asset as of December 31, 2021. Bitcoin prices increased approximately 59% for the year ended December 31, 2021, resulting in an increase in the digital assets payable.

Unrealized Loss on Derivatives

Unrealized loss on derivative option contracts was $0.8 million for the year ended December 31, 2021, as compared to $2.3 million for the year ended December 31, 2020, due to prior year derivatives being repurchased and offset by new derivative strategies implemented in 2021.

Fair Value Adjustment on Repledged Collateral

The Company had a fair value adjustment on repledged collateral of $20.8 million for the year ended December 31, 2021, as compared to $11.2 million for the year ended December 31, 2020. The fair value adjustments of repledged borrower collateral at counterparties was lower due to a higher cost basis throughout the year with a lower fair market value as of December 31, 2021.

Fair Value Adjustment on Notes Payable

The Company had a fair value adjustment on notes payable of $1.1 million for the year ended December 31, 2021. There was no fair value adjustment on notes payable for the year ended December 31, 2020. The change is due to the difference in fair market value compared to our carrying value on our virtual currency lines of credit.

Realized Loss on Derivatives

Realized loss on derivatives was $2.2 million for the year ended December 31, 2021. There was no realized loss on digital asset options for the year ended December 31, 2020. The change is due to closing open digital asset option positions that began at year end of 2020 by repurchasing the derivative and taking digital assets back into Company holdings.

Loss on Sublease

The Company had a loss on sublease of $0.7 million for the year ended December 31, 2021. There was no loss on sublease for the year ended December 31, 2020. The change is due to an office sublease agreement entered in September 2021 which resulted in a one-time expense recognition of the remaining cost of the lease.

Management Fee

The Company did not incur a management fee for the year ended December 31, 2021. The Company had a management fee of $0.6 million for the year ended December 31, 2020. The change is due to expenses to manage our investment management strategies with Harmonic. The Company acquired all outstanding membership interest in Harmonic in 2021 and therefore did not incur any such expense in 2021.

Interest Expense

Interest expense was $7.0 million for the year ended December 31, 2021 as compared to $0.3 million for the year ended December 31, 2020. The increase in interest expense was due to a 613% increase in notes payable with a 4.2% increase in the average interest rate, pursuant to which the Company borrowed USDC and USD to lend to customers.

Other Income, net

Other income, net was $0.1 million for the year ended December 31, 2021 as compared to $1.4 million for the year ended December 31, 2020. The decrease in other income, net was due to insurance proceeds received in 2020 related to an employment lawsuit.

Income Tax Benefit

Income tax benefit for the years ended December 31, 2021 and 2020 was $0.9 million and $0.1 million, respectively. The tax benefit for the year ended December 31, 2021 was primarily driven by a reduction in the Company’s liability for uncertain tax positions in the amount of $3.4 million due to the receipt of a lower than anticipated tax assessment from the Mauritius Revenue Authority for tax years 2018 and 2019. However, this liability was also increased by $2.5 million for additional uncertain tax positions originating during the year ended December 31, 2021 as well as additional interest and penalties on prior uncertain tax positions. The net effect of changes in the Company’s liability for uncertain tax positions for the year ended December 31, 2021 resulted in an income tax benefit of $0.9 million.

The tax benefit for the year ended December 31, 2020 was primarily the result of income tax refunds in the amount of $1.1 million related to the carry back of net operating losses generated during this year to prior taxable years. This current benefit was offset by an increase in the Company’s liability for uncertain tax positions in the amount of $1.1 million related to additional uncertain tax positions originating during the year ended December 31, 2020 as well as additional interest and penalties on prior uncertain tax positions.

Liquidity and Capital Resources

The Company originally financed its operations primarily through the sale of Salt Tokens, raising a total of approximately $47.1 million. In addition, the Company raised $1.0 million from the sale of convertible notes to investors in 2016 and 2017. Since then, Salt has financed its operations through the sale of digital assets, such as Bitcoin and Ethereum, that are held in treasury. As of December 31, 2021, the Company’s principal source of liquidity was cash and cash equivalents of $0.8 million, which were held for general corporate and working capital purposes. The principal uses of cash in recent years have been funding our operations.

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

Participation Agreement Note Payable

The Company also has a loan arrangement under a Participation Agreement with a third-party under which Salt sells participation interests in certain loans with its customers equal to the amount of the percentage of participation interest purchased in each loan. The Company pays the counterparty a participation fee equal to a certain percentage of the purchase price of the participated underlying loan, as agreed upon by both parties. The Company repays the counterparty when payment is received from the customer. As of December 31, 2021 and 2020, the principal balance of the participation agreement liability was $6.5 million and $1.8 million, respectively, and is presented in Notes Payable on the Consolidated Balance Sheet. As of December 31, 2021 and 2020, the accrued interest was $0.2 million and $0.03 million, respectively, and is presented in accounts payable and accrued expenses on the Consolidated Balance Sheet. The interest rate was 9.00%. For the years ended December 31, 2021 and 2020, the Company recorded interest expense of $0.5 million and $0.1 million, respectively, which is included as a component of interest expense on the Consolidated Statements of Operations. The loan had an initial maturity date of January 22, 2021.

In July 2021, the Company refinanced the Participation Agreement and repaid $2.2 million of the loan balance. During the year ended December 31, 2021, the note was amended multiple times. The Participation Agreement was most recently amended in December 2021 and has a principal amount of $6.5 million. The current maturity is September 22, 2022 with an interest rate of 13.00%.

Paycheck Protection Program Term Note

In May 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Loan Payable”) with Alpine Bank in the amount of $1.2 million pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”), which as of December 31, 2021, remains outstanding and is presented in Notes Payable on the Consolidated Balance Sheets. The Company applied for forgiveness for the entire outstanding balance of the PPP Loan Payable under the Program. As of December 31, 2021, the loan has not been forgiven.

Virtual Currency Line of Credit

On June 30, 2021, the Company entered into a virtual currency line of credit with a counterparty. The line of credit has an open term and bears an interest rate equal to the interest rate displayed on the Company's Platform on the date the loan is initiated. As of December 31, 2021, the Company has borrowed 328 BTC and 561 ETH. The balance on the line of credit as of December 31, 2021 is $33.0 million. For the year ended December 31, 2021, a fair value adjustment on the virtual currency borrowed of $1.1 million was recorded and is reflected in the Consolidated Statements of Operations.

Notes with Other Counterparties

During 2020, the Company borrowed a total of 8.5 million USDC with interest at a rate of 5.50% from a counterparty. The original maturity date of the loan was April 23, 2021. On April 23, 2021, the maturity date was extended through May 28, 2021 and the interest rate was increased to 6%. On May 28, 2021, the maturity date was extended through August 27, 2021 and the interest rate was increased to 6.5%. On August 27, 2021, the maturity date was extended through September 24, 2021 and the interest rate remained at 6.5%. On September 24, 2021, the Company rolled the loan into an open term digital asset loan with the same terms.

Additionally, starting in February 2021, the Company entered into open term loans with the same counterparty for a total of 17.7 million USDC as of December 31, 2021, with interest at a rate of 9.0%, of which 14.2 million USDC was repaid as of December 31, 2021. The loans were collateralized using repledged customer digital asset collateral. As of December 31, 2021, the remaining principal and interest due on the loan were outstanding.

On September 10, 2021, the Company entered into a fixed term loan with the same counterparty for 1.0 million USDC with an interest rate of 9.0%. The loan was collateralized using repledged customer digital asset collateral. The loan was repaid in full as of December 31, 2021.

On December 6, 2021, the Company entered into an open term loan with the same counterparty for 5.0 million USDC with an interest rate of 9.0%. The loan was collateralized using repledged customer digital asset collateral.

In January 2021, the Company entered into a fixed term loan with a second counterparty. The loan was collateralized using repledged customer digital asset collateral. The Company borrowed $7.9 million with interest at a rate of 6%. The original maturity date was February 26, 2021. On February 26, 2021, the maturity date was extended to March 26, 2021. On March 25, 2021, the loan was partially paid off and had a balance of $3.3 million with interest at a rate of 6%. The maturity date was extended to April 30, 2021. The remaining balance was rolled into a new non-interest bearing fixed term loan with a principal balance of $3.4 million, including accrued interest from the previous loan term. The new loan was collateralized using the Company's digital assets. On May 27, 2021, the Company repaid the remaining principal on the loan. In February 2021, the Company entered into two non-interest bearing fixed term loans with a counterparty, one for 1.8 million USDC and another $0.7 million. The loans were collateralized using repledged customer digital asset collateral. The loans matured on April 30, 2021. Upon maturity, the loans were rolled into a new non-interest bearing fixed term digital asset loans. In June 2021, the Company repaid the principal of the loans. In March 2021, the Company also entered into three non-interest bearing fixed term loans for $1.2 million, $1.5 million and $1.5 million with maturity dates of April 30, 2021. The loans were collateralized using repledged customer digital asset collateral. Upon maturity, the loans were rolled into an open term loan. In June 2021, the Company repaid the principal of the loans. In April 2021, the Company entered into additional non-interest bearing fixed term loans. The Company borrowed $2.0 million, $4.1 million and $3.2 million, respectively. The loans matured on May 28, 2021. As of December 31, 2021, the Company repaid the principal of the loans.

The Company also entered into an open term loan with a third counterparty for 2.2 million USDC with an interest rate of 19.5% in February 2021. The loan was collateralized using repledged customer digital asset collateral. The loan was repaid in full as of December 31, 2021.

Starting in February 2021, the Company also entered into a credit facility with an exchange and uses credit facilities provided within exchange accounts to conduct trading activity. The credit facilities bear an interest rate of 0.02% per day. The total amount extended under these credit facilities for the year ended December 31, 2021 was $2.9 million. The credit facility funds were used to purchase 1,700 ETH and the balance of ETH is recorded within Digital asset receivable from exchange on the Consolidated Balance Sheets. For the year ended December 31, 2021, the Company recorded $0.6 million of interest expense related to the credit facilities. The credit facility was repaid May 11, 2021.

In March 2021, the Company entered into a fixed term digital asset loan with a fourth counterparty for 1.2 million USDC with an interest rate of 11%. The loan was collateralized using repledged customer digital asset collateral. The loan matured on May 12, 2021. As of the maturity date, the loan was rolled into an open-term loan and was repaid as of December 31, 2021.

In April 2021, the Company borrowed an additional 1.0 million USDC loan with interest at a rate of 11%. The loan matured on July 6, 2021. Interest is accrued daily and is calculated on a 360-day basis. As of the maturity date, the loan was rolled into an open-term loan and was repaid as of December 31, 2021.

Starting in June 2021, the Company entered into open term loans for a total of $57.7 million, including $13.0 million borrowed at an interest rate of 11.75%, $16.7 million borrowed at an interest rate of 11.50%, $11.5 million borrowed at a rate of 11.00%, $5.0 million borrowed at an interest rate of 10.50%, $1.5 million borrowed at an interest rate of 10.25%, $1.5 million borrowed at a rate of 10.00%, $1.5 million borrowed at a rate of 9.50% and $7.0 million borrowed at 8.50%. The loans were collateralized using repledged customer digital asset collateral. During the year ended December 31, 2021, $9.0 million of the open term loans were repaid ($5.0 million borrowed at an interest rate of 10.50% and $4.0 million borrowed at an interest rate of 11.50%). As of December 31, 2021, $48.7 million of the open term loans remain outstanding.

In July 2021, the Company entered into an open term digital asset loan for 6.25 million USDC with an interest rate of 9.50%. The loan was collateralized using repledged customer digital asset collateral. As of December 31, 2021, the balance remains outstanding.

On August 11, 2021, the Company entered into a fixed term digital asset loan for 50.0 million BUSD with an interest rate of 6.00%. The loan was collateralized using repledged customer collateral. The loan originally matured on November 9, 2021. The loan was extended to December 18, 2021, with an interest rate of 8.25%. Interest is accrued daily and is calculated on a 360-day basis. As of December 31, 2021, the Company repaid the principal and interest due on the loan.

In the future, the Company may raise additional funds through the sale of its equity securities, debt financings, commercial agreements or the sale or hedging of portions of its digital assets in order to finance the Company's activities. The Company’s ability to raise additional funds is dependent on several factors, many of which are beyond the Company’s control. For example, the Company’s ability to liquidate or hedge portions of its digital assets is subject to significant variability caused by volatile market conditions for such digital assets. Further, if there is a decline in the underlying digital asset market, the Company may be required to sell increasingly large amounts of its digital assets in order to raise similar amounts of funds, which may lead to significant variability in the amount of cash that may be raised from the sale of all of its digital assets. As of December 31, 2021, the Company held digital assets valued at cost of $36.0 million. During the year ended December 31, 2021, due to the volatility in the market value of the digital assets, impairment charges of $18.0 million were recorded on the Company's Consolidated Statements of Operations. As of December 31, 2020, the Company held digital assets valued at cost of $4.2 million. During the year ended December 31, 2020, due to the decline in the market value of the digital assets, impairment charges of $7.8 million were recorded on the Company's Consolidated Statements of Operations.

Additionally, the Company has material contingent liabilities related to our Settlement regarding the ICO and the claims process to ICO purchasers. Salt Tokens sold in the ICO (less amounts previously refunded) totaling approximately $44.4 million are potentially subject to repurchase in the claims process. The Company cannot predict with certainty the magnitude of this liability and are unable to reasonably estimate the number of valid claims that will be made, or the income received by purchasers from these Salt Tokens that would reduce the amount payable by us for a claim. Based on Salt's analysis since the ICO of secondary market trading activity, historical Salt Token market pricing, the amount of Salt Tokens held on the Platform, usage of Salt Tokens on the Platform, blockchain address activity analysis, payout trends during our open refund policy and review of the types and size of Salt Token purchases during the ICO, the Company believes the actual liability is likely to be significantly lower, but the Company cannot predict with certainty the amount that the Company will be required to pay to Potential Salt Token Claimants pursuant to the claims.

The Company’s ability to generate revenue from digital assets is also limited by contractual sale restrictions on such digital assets. As the investments in GBTC and ETHE were mainly purchased using borrower collateral, the Company is able to utilize only the incremental value of the GBTC and ETHE shares over the collateral liability to provide additional liquidity. As of December 31, 2021, the shares of GBTC and ETHE were trading at a discount to the underlying Net Asset Value, and as a result, there is a risk that the GBTC and ETHE shares could be worth less than the underlying borrower collateral, in which case the Company would have to use digital assets in its treasury or purchase additional digital assets to repay borrower collateral. The Company’s investments in the Grayscale Bitcoin Trust (GBTC) and the Grayscale Ethereum Trust (ETHE) are approximately $— and $4.7 million, respectively, as of December 31, 2021. During the year ended December 31, 2021, as the Grayscale shares were unlocked, the Company moved all of its shares of GBTC and ETHE to an operational account and subsequently repledged a portion of its shares of GBTC to a counterparty as collateral in exchange for 440 BTC received July 16, 2021, and 55 BTC received July 19, 2021. As of December 31,2021, the balance of the GBTC receivable was $37,822,309 which was recorded in collateral receivable on the consolidated balance sheets.

Going Concern and Management's Plans

The Company has experienced losses from operations and significant cash outflows from cash used in operating activities for the years ended December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, the Company had an accumulated deficit of $81.9 million and $53.5 million, and losses from operations of $33.7 million and $20.9 million, respectively. Additionally, the Company has material contingent liabilities related to ICO purchasers under the Settlement regarding the ICO and the claims process. The total payments related to the claims process could exceed or be less than the Salt Token Liability reported in the Consolidated Balance Sheets. The Company has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations with the assets on its balance sheet and concluded that the aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

To continue as a going concern, the Company will need to do some or all of the following, without limitation: obtain additional financing, increase revenues, and/or reduce expenses. In an effort to increase revenues, management has expanded the Company's investment and digital asset trading strategies with treasury assets and is developing new services to offer to new and existing customers, such as additional digital asset trading functionality, and digital asset management services for qualified individual and institutional investors. However, there is no assurance that the Company will be successful in obtaining funding or generating revenues sufficient to fund operations.

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

The Company’s management continues to take actions in an effort to secure sufficient capital to fund its existing lending business, including accepting equity investments and establishing lines of credit secured with repledged collateral assets. Further, the Company’s management is pursuing different options for generating additional revenue streams, in addition to revenue from lending such as interest income and fees, including:

1	Expanding our investment and digital asset trading strategies with treasury and collateral assets;

2	Offering new services to new and existing customers, such as additional digital asset trading functionality; and

3	Development of digital asset management services for qualified individual and institutional investors, including customer-directed managed accounts.

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

In addition, the Company continually looks for new services and products to offer its customers. For example, in 2020, the Company began providing stabilization services to borrowers. Such services permit borrowers whose loans are subject to a margin call to have their digital asset collateral exchanged, for a fee, into stablecoins instead of being subject to liquidation. The Company is also currently pursuing development of a credit card product and embedded lending integrations with third party platforms and merchants. Finally, the Company is in the early stages of developing digital asset management services for certain qualified customers.

The Company expects to have significant cash outflows for the next 12 months without considering the expenditures related to the claims process. The source of funds to cover these estimated expenditures will be from the Company's current cash availability, and revenue from customers. Other potential sources of funds are debt or equity investments.

The Company has been evaluating raising additional capital and considering other actions that may yield additional funding to cover any remaining cash needs, including amounts potentially due for the Claims Process. Further, the Company’s management can implement expense reductions, as necessary. However, there is no assurance that the Company will be successful in obtaining funding or generating revenues sufficient to fund operations.

Summary of Cash Flows for the years ended December 31, 2021 and 2020

	For the Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(56,655,577)	$(15,489,583)
Net cash provided by investing activities	$96,149	$161,054
Net cash provided by financing activities	$51,603,889	$11,506,644

Operating Activities

Net cash used in operating activities was $56.7 million for the year ended December 31, 2021. Cash used in operations resulted from net loss of $28.4 million, non-cash items including gain on disposal of digital assets of $30.7 million, unrealized gain on investment of $12.3 million, fair value adjustment on notes payable of $1.1 and gain on forgiveness of incentive allocation fees payable of $0.3 million, and changes in operating assets and liabilities including an increase in loans receivable of $48.8 million, an increase in investments of $11.7 million, an increase in other assets of $0.8 million, a decrease in federal tax liabilities of $1.0 million, and a decrease in other liabilities of $0.1 million; partially offset by non-cash items including stock-based compensation of $0.2 million, unrealized loss on derivatives of $0.8 million, fair value adjustment on digital assets payable of $8.5 million, technology and development expense paid in shares of $0.7 million, fair value adjustment on repledged collateral of $20.8 million, realized loss on derivatives of $2.2 million, loss on sublease of $0.7 million, impairment of digital assets of $18.0 million, and depreciation of $0.2 million, and changes in operating assets liabilities including a decrease in digital assets of $7.2 million, a decrease in collateral receivable of $14.8 million, and an increase in accounts payable and accrued expenses of $5.0 million.

Net cash used in operating activities was $15.5 million for the year ended December 31, 2020. Cash was consumed from operations by net loss of $15.2 million, less non-cash items of $2.4 million consisting principally of stock-based compensation of less than $0.1 million, gain on disposal of digital assets of $13.3 million, unrealized gain on investment of $6.8 million, fair value adjustment on digital assets payable of $1.5 million, fair value adjustment on repledged collateral of $11.2 million, gain on investment management of $0.2 million, unrealized loss on derivatives of $2.3 million, gain on Salt Token of $0.2 million, change in fair value of settlement liability of $0.1 million, income from sale of derivatives of $0.1 million, impairment of digital assets of $7.8 million, and depreciation of $0.1 million. Net cash used in operating activities was also impacted by an increase in loans receivable of $8.8 million, decrease in digital assets of $3.5 million, increase in collateral receivable of $2.0 million, decrease in payroll tax receivable of $2.3 million, increase in other assets of $0.9 million, decrease in Salt Token liability of $0.4 million, increase in deferred tax asset of $0.1 million, increase in tax liability of $2.3 million, decrease in other liabilities of $0.1 million, and decrease in accounts payable and accrued expenses of $0.4 million. The non-cash items are described in detail above.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2021 was $0.1 million which is comprised of the purchase of property and equipment of less than $0.1 million, and sale of covered call options of $0.2 million.

Net cash provided by investing activities during the year ended December 31, 2020 was $0.2 million which is comprised of the purchase of property and equipment of less than $0.1 million, and increase in covered call options of $0.2 million.

Financing Activities

Net cash provided by financing activities was $51.6 million during the year ended December 31, 2021, consisting of proceeds from notes payable of $81.5 million, repayment of notes payable of $30.0 million, and proceeds from exercise of stock options and warrants of $0.1 million.

Net cash provided by financing activities was $11.5 million during the year ended December 31, 2020, consisting of proceeds from notes payable of $11.5 million, repurchases of common stock of less than $0.1 million and proceeds from exercise of stock options of less than $0.1 million.

Settlement and Claims Process

We previously reported in our Registration Statement on Form 10 (the “Form 10”) that, on September 30, 2020, the Company entered into a settlement (the "Settlement") with the SEC relating to the determination by the SEC that Salt Tokens were “securities” under the Securities Act. Pursuant to the Settlement, Potential Salt Token Claimants are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon, referred to as the claims process. In accordance with the Settlement, we distributed a notice and claim form to Potential Salt Token Claimants. The deadline to submit claims has lapsed, and we are currently processing claims. We will make payments for all valid claims that we deem to be due and adequately substantiated by Potential Salt Token Claimants. We are calculating interest by using the yield of the 1-year U.S. treasury note, as of January 12, 2022, the Claim Form Deadline, which was 0.48%. Any amounts to be refunded will be paid in U.S. dollars.

Specifically, pursuant to the Settlement, we agreed to the following:

•	Issue a press release within 14 days of the Settlement;

•	File the Form 10 to register the Salt Tokens as a class of securities within 120 days of the Settlement, which deadline was subsequently extended by 105 days;

•

Distribute and post on our website a refund claim form no later than 60 calendar days after the date of the filing of the Form 10, or on the date seven days after the Form 10 becomes effective (the “Effective Date”), whichever is sooner;

•	Commencing 30 days after the Claim Form Deadline (as defined in the Settlement), provide monthly reports to the SEC of the claims received and the claims paid;

•	Submit to the SEC a final report of our handling of all claims received within seven months from the Effective Date of the Form 10;

•

Maintain timely filing of all reports required by Section 13(a) of the Exchange Act for at least until the later of (i) the Claims Form Deadline, (ii) such time as Salt has filed all reports required for the fiscal year in which the Form 10 became effective, and (iii) such time as Salt is eligible to terminate its registration pursuant to Rule 12g-4 under the Exchange Act;

•

Pay the amounts due under Section 12(a) of the Securities Act to each purchaser using the claim form within three months of the Claim Form Deadline that we deem to be due and adequately substantiated. We may require that a claimant submit additional documentation supporting that the claimant is entitled to receive payment under Section 12(a) of the Securities Act. Upon receiving such a request, a claimant will have 30 days to provide the requested documentation in writing to the address provided by us. For any claims not paid, we will provide the claimant with a written explanation of the reason for non-payment; and

•	Pay a civil penalty of $250,000 to the SEC.

We believe we have sufficient capital to pay in full all valid claims submitted as part of the claims process.

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. With the exception of the matters disclosed in this Annual Report, we are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our operations. Litigation, regardless of outcome, can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto are set forth on pages F-1 to F-35 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

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

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, management has concluded that the Company's disclosure controls and procedures were not effective, at the reasonable assurance level, as of December 31, 2021, due to material weaknesses in our internal controls over financial reporting. Material weaknesses are as follows:

•	Lack of segregation of duties within the finance team due to the size of the Company and availability of resources;

•	Lack of experience and knowledge of SEC reporting requirements and complex accounting topics;

•	Lack of formal top down risk assessment process to identify significant process areas, underlying key controls and monitor internal controls over financial reporting; and

•	Inability to timely reconcile financial information for purposes of the audit.

Management's Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

In the fourth quarter of 2021, management engaged a third-party external consulting firm to assist the Company with implementing a formal Sarbanes-Oxley program and document process flows, identify key controls, and assist management with remediation of internal control gaps in accordance with COSO 2013 – Integrated Internal Controls Framework. In the second quarter of 2022, management began the development and implementation of internal controls and documentation with the assistance of their external consultants to ensure accurate, complete, and timely reporting. Notwithstanding the foregoing, there were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our bylaws provide that the number of directors constituting our board of directors shall be fixed by the board of directors from time to time. Each director will continue in office until his or her earlier death, resignation or removal or until a successor has been elected and qualified.

The following table sets forth certain information about our directors. A summary of the background and experience of our directors is set forth in the paragraphs following the table.

Name	Age	Position
Directors
Shawn Owen	42	Director, Compensation Committee, Nominating and Governance Committee (chair)
Joseph Perry	50	Director, Nominating and Governance Committee
James Temple	54	Director, Audit Committee, Compensation Committee (chair)
Neil Wolfson	57	Director and Chairman, Audit Committee (chair)

Shawn Owen was elected to serve as a member of our Board of Directors on May 19, 2020. Mr. Owen is a member of our Compensation Committee and serves as Chair of the Company’s Nominating and Governance Committee. Since August 2018, Mr. Owen has been the Chief Executive Officer of Equa Inc., a private equity firm specializing in delivering enterprise management solutions. From September 2016 to July 2018, he served as our Chief Executive Officer, and from September 2016 to October 2018 he served as a member of our Board of Directors. Prior to that, Mr. Owen held various positions, including founder and Chief Executive Officer of Balancing Rock from October 2015 to the present, founder and Director of the Board of Pioneer Botanicals from August 2018 to October 2019, and Chief Operating Officer of Southern Concepts Restaurant Group from February 2014 to August 2016. The Board believes that Mr. Owen’s extensive experience in the blockchain and venture capital industries allows him to make valuable contributions as one of our directors. Moreover, his prior position as our Chief Executive Officer and member of the board adds valuable perspective to technology development cycles and team building relevant to the Company.

Joseph Perry has served as a member of our Board of Directors since February 2020 and as the Chairman of the Company’s Board of Directors from June 2020 to August 2020 and is a member of the Nominating and Governance Committee. From July 2015 until January 2021, Mr. Perry has served as the Chief Executive Officer and manager of Harmonic Technologies, LLC, a cryptocurrency asset management firm, and since February 2014 serves as the managing member of P3K LLC, a leading financial firm specializing in financial technology and strategy development. Since October 31, 2019, Mr. Perry has served as a member of the Board of Directors of Reliz Technology Group Holdings, LLC, a privately held agency-based brokerage firm. He has also served as President of Ross Smith Asset Management Inc., a Canadian investment firm specializing in alternative investment strategies, from January 2014 to December 2017. From January 2000 to March 2013, Mr. Perry was the founder and managing member of Speed Trading Partners, LLC and RedSky Financial, LLC. Mr. Perry earned his economics degree from Dartmouth College. The Board believes that Mr. Perry’s extensive experience in the cryptocurrency and securities industries, as well as his trading and financial technology background, will enable him to help guide and oversee the execution of corporate strategies and make valuable contributions as one of our directors.

James Temple was elected to serve as a member of our Board of Directors on May 19, 2020. Mr. Temple is a member of the Audit Committee and serves as Chair of the Compensation Committee. Since January 2010, Mr. Temple has been the Chief Business and Financial Officer of VerticalScale, a consulting firm specializing in emerging and growth technology companies. Mr. Temple earned a degree in accounting from Western Washington University and is an active and licensed Certified Public Accountant. The Board believes that Mr. Temple’s expertise in accounting and business administration will allow him to make a valuable contribution as one of our directors.

Neil Wolfson has served on our Board of Directors since December 2019. Mr. Wolfson serves as the Chairman of the Company’s Board of Directors since August 2020 and as Chair of the Audit Committee and is a member of the Risk Committee. From April 2011 until its acquisition by Enova in October 2020, he served on the Board of Directors for OnDeck (ONDK), a financial services company specializing in small business lending. He also held other positions with ONDK, including Chair of the Audit Committee, member of the Risk Committee, and ONDK’s financial expert. Mr. Wolfson also serves as a member of the Board of Directors for Nextivity, Inc., a privately-held telecommunications technology company, since 2011; Finitive, a privately-held financial technology platform providing institutional investors with alternative lending investments, since December 2018; and IOU Financial, a financial services company specializing in small business lending publicly traded on the Toronto Stock Exchange (IOU.V), since December 2020 where he is also a member of the Audit Committee. He previously served as a member of the board of directors for Cloud Lending, TodayTix, Patch of Land, and the Wilmington Funds. Mr. Wolfson earned his MBA in Finance from the NYU Stern School of Business, holds a Bachelor of Science degree in Management from New York University, and is currently a part-time adjunct professor of Modern Portfolio Theory at the Graduate Business School at Rutgers University. Mr. Wolfson is a current member of the New York Society of Security Analysts and has been a Chartered Financial Analyst since 1993. The Board believes that Mr. Wolfson’s prior board experience, which includes serving on the audit as well as risk management committees, adds valuable perspective to critical board discussions, decisions, and governance topics.

Executive Officers

The following table sets forth certain information about our executive officers. A summary of the background and experience of our executives is set forth in the paragraphs following the table.

Name	Age	Position
Executive Officers
Justin English	42	Chief Executive Officer (Principal Executive Officer)
Dustin Hull	39	Chief Financial Officer and Treasurer
Alexander Fader	35	Chief Legal Officer and Corporate Secretary
Dirk Anderson	55	Chief Technology Officer
Robert Odell	37	Chief Product Officer

Justin English was appointed as our Chief Executive Officer in May 2020. Prior to that, Mr. English has served as a member of our Board of Directors from November 2019 to May 2020. He has also served as co-managing partner at First Catalyst Ventures, an alternative investment firm focusing on early stage B2B technology companies, from May 2019 to the present, and as a board member of Elite Mining Inc., a privately-held computer software company specializing in cryptocurrency mining and blockchain investing, from December 2018 to the present, and as a member of the Board of Trustees of Inly School, an independent school from May 2019 to February 2022. From October 2010 to March 2018, he was the founding partner and owner of 50% of JESC Holdings, LLC, which is the parent company of SPARQ Home, a consumer products brand. Mr. English was also an associate of Vintage Capital Management, a private equity firm, from June 2008 to December 2010. Mr. English attended the Franklin W. Olin Graduate School of Business for an MBA and holds an economics degree from the University of Colorado - Boulder. Among other attributes, skills, experiences and qualifications, the Board believes that Mr. English’s education and experience in cryptocurrency and blockchain technology, breadth of knowledge of our products, services and markets, and his depth of knowledge of a variety of technically sophisticated industries will enable him to help guide and execute our corporate strategies.

Dustin Hull was appointed as our Chief Financial Officer and Treasurer in March 2020. Prior to that, Mr. Hull was our Vice President of Finance & Controller from April 2019 to March 2020 and the Director of Financial Planning and Analysis from October 2018 to March 2019. From January 2018 to August 2018, he was Director of Financial Planning and Analysis for LivCor, a national multi-family portfolio supporting investor, asset management, and transaction decisions. Mr. Hull was also the Senior Manager of BMO Global Asset Management U.S., a global investment management company, from July 2017 to January 2018, and Finance Manager of Janus Henderson Investors U.S., an investment management company, from April 2013 to June 2017. Mr. Hull holds a certificate in Accounting from Northwestern University as well as his MBA from DePaul University. The Board believes that Mr. Hull’s education and experience in the areas of finance, reporting, financial modeling, accounting process and controls, strategic planning and new system integrations will enable him to advise and manage our financial strategies and accounting functions.

Alexander Fader was appointed as our Chief Legal Officer and Corporate Secretary in January 2020 and reappointed in February 2022. From October 2018 to May 2019, Mr. Fader was our Corporate Counsel, and from May 2019 to January 2020, Mr. Fader was our Vice President and Senior Counsel. Prior to that, he was an attorney at the law firm of Locke Lord LLP from March 2013 to September 2018, and he was an attorney at the law firm of Susman Godfrey LLP from June 2012 to February 2013. He was also an attorney at Shipman & Goodwin LLP from July 2021 to January 2022. Mr. Fader earned his law degree from the University of Texas School of Law and holds a Bachelor of Business Administration degree from the Red McCombs School of Business at the University of Texas at Austin. Mr. Fader resigned as Chief Legal Officer and Corporate Secretary of the Company to pursue other opportunities effective June 23, 2021, and he rejoined the Company as Chief Legal Officer and Corporate Secretary effective February 1, 2022. The Board believes that Mr. Fader’s legal and business education and experience will enable him to advise on legal issues pertinent to the Company and provide valuable legal counsel to the board of directors and other senior management.

Dirk Anderson was appointed as our Chief Technology Officer in January 2020. Prior to that, Mr. Anderson served as our Vice President of Information Technology and Security from July 2019 to December 2019, and as our Director of Cyber Risk and Applied Cryptography. Since August 2019, Mr. Anderson serves as the Committee Chair of the Certified Bitcoin Professional (CBP) Program and is a member of the Crypto Currency Security Standard (CCSS) development committee at the CryptoCurrency Certification Consortium (C4), a non-profit organization responsible for establishing cryptocurrency training, standards, and certifications. In August 2017, Mr. Anderson founded TTExec, LLC, a privately-held company that provides downloadable scenarios for incident response and business continuity related tabletop exercises (discussion-based sessions). Until December 2020, when TTExec, LLC was fully dissolved, he also served as TTExec, LLC’s Chief Executive Officer and was a member of the board. From July 2007 to August 2017, he was employed by Coalfire Systems, Inc., the largest U.S. based independent IT governance, risk and compliance consulting firm, where he held various positions including: Vice President of Enterprise Risk and Compliance; Vice President, Threat Intelligence & Operations; Regional Vice President of Professional Services; and Managing Director. Mr. Anderson studied mathematics at Regis University. The Board believes that Mr. Anderson’s extensive professional experience in the technology industry around payment processing and finance, along with his focus on cybersecurity risks, enables him to manage our research and development strategies and technological needs.

Robert Odell was appointed as our Chief Product Officer in January 2020. Prior to that, Mr. Odell served as our Vice President of Product and Marketing from April 2019 to February 2020, Head of Product from September 2018 to April 2019, and Product Manager from October 2017 to September 2018. Mr. Odell was a Product Strategist from July 2014 to October 2017 with Skookum, an information technology and services company. He earned his B.A. in Arts Applications from North Carolina State University and is certified as a Bitcoin Professional with the CryptoCurrency Certification Consortium. The Board believes Mr. Odell’s knowledge of cryptocurrency and his professional experience with lending technology, product design, and user experience will enable him to advise the Company on its current and future cryptocurrency product offerings.

Involvement in Certain Legal Proceedings

Other than as disclosed below, there have been no events under any bankruptcy act, any criminal proceedings and any judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

From October 2010 to March 2018, our Chief Executive Officer, Mr. English, was the founding partner and owned 50% of JESC Holdings, LLC, which is the parent company of SJ Home, LLC, which is the parent company of SPARQ Home. Petitions for bankruptcy were filed against the companies on September 20, 2018 and October 1, 2018 in the Florida Bankruptcy Court. On November 27, 2018, a bankruptcy petition was filed against Mr. English. We believe this matter does not adversely affect Mr. English’s fitness to serve as our Chief Executive Officer.

On or around June 2014, Mr. Perry and his client, Speed Trading Partners, LLC (the “Firm”) entered into an Order Instituting Proceedings and Offer of Settlement with the Chicago Stock Exchange for failure to register and fingerprint an individual who reviewed computerized trading activity for the Firm. Mr. Perry and the Firm were fined $5,000 and neither admitted nor denied the findings of facts. We believe this matter does not adversely affect Mr. Perry’s fitness to serve as a director.

Code of Ethics

We have adopted a written code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is included as Exhibit 14.1 to this Annual Report. If we make any substantive amendments to, or grant any waivers from, the code of ethics, we will disclose the nature of such amendment, or waiver, on our website or in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on a review of the Company’s records and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the fiscal year ended December 31, 2021 with the exception of Scott Dirk Anderson and Shawn Owen whose Forms 3 were filed late due to delays in obtaining the reporting person's EDGAR codes.

Audit Committee Financial Expert

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

Item 11. Executive Compensation

This section sets forth the compensation in fiscal 2021 for our principal executive officer and the two most highly compensated executive officers, other than the principal executive officer, serving as executive officers as of the end of 2021. For the year ended December 31, 2021, our named executive officers were Justin English, our Chief Executive Officer, Dirk Anderson, our Chief Technology Officer, and Dustin Hull, our Chief Financial Officer (the “Named Executive Officers”).

The table below summarizes all compensation awarded to, earned by, or paid to our Named Executive Officers for the fiscal years ended December 31, 2021 and 2020:

Summary Compensation Table

Named Executive Officer and Principal Position	Year	Salary ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Justin English, Chief Executive Officer	2021	$250,000	$114,000		$—	$87,500	[1]	$451,500
	2020[2]	$166,667	$—	[3]	$—	$770	[4]	$167,437
Dirk Anderson, Chief Technology Officer	2021	$230,650	$57,000		$—	$49,560	[5]	$337,210
	2020	$225,000	$—		$—	$9,749	[6]	$234,749
Dustin Hull, Chief Financial Officer	2021	$218,833	$59,446		$—	$44,200	[7]	$322,479
	2020	$195,833	$—		$—	$8,582		$204,415

1 Comprised of an incentive bonus.

2 Mr. English was appointed as Chief Executive Officer as of May 1, 2020.

3 Mr. English was granted an option to purchase 400,000 shares of common stock on May 1, 2020, at an exercise price of $0.01 per share. The amount reported in this column is equal to the aggregate grant date fair value of such stock option computed in accordance with ASC 718, which was equal to $0.00. The assumptions used in calculating the grant date fair value of the stock options and stock awards reported in this table are set forth in Note 14 to our consolidated financial statements included elsewhere in this Annual Report. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our named executive officers from the stock options.

4 Comprised of a work from home stipend, plus an amount to cover taxes payable by the applicable named executive officer.

5Comprised of an incentive bonus, employer 401(k) contributions, a work from home stipend, plus an amount to cover taxes payable by the applicable named executive officer.

6 Comprised of employer 401(k) contribution of $9,000 and a work from home stipend, plus an amount to cover taxes payable by the applicable named executive officer, equal to $770.

7 Comprised of an incentive bonus, employer 401(k) contributions, a work from home stipend, plus an amount to cover taxes payable by the applicable named executive officer.

We grant stock options and may grant stock awards to our named executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with ASC 718 and are reported in the Summary Compensation Table above under the heading “Option Awards,” respectively.

The table below summarizes all of the outstanding equity awards for our Named Executive Officers as of the fiscal year ended December 31, 2021:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards[1]						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that have not Vested (#)	Market value of shares or units of stock that have not vested ($)
Justin English	385,000	[23]	—		$0.36	11/22/2029	—	$—
Justin English	50,000		241,667	[4]	$0.01	11/22/2029	—	$—
Justin English	50,000		250,000	[5]	$0.38	8/16/2031	—	$—
Dirk Anderson	96,083		12,917	[6]	$0.36	8/12/2029	—	$—
Dirk Anderson	25,000		125,000	[7]	$0.38	8/16/2031	—	$—
Dustin Hull	68,070		24,493	[8]	$0.36	8/12/2029	—	$—
Dustin Hull	26,072		130,365	[9]	$0.38	8/16/2031	—	$—

1All stock option awards and stock awards granted were granted under our 2019 Equity Incentive Plan. The stock option awards provide for a four-year vesting period, with 25% of the options vesting on the first anniversary of the vesting commencement date, and 1/36th of the remaining options vesting monthly thereafter so that 100% of the options are vested on the fourth anniversary of the vesting commencement date, subject to continued service.

2Stock option grant issued to Mr. English while he served as a consultant to the Company, prior to his appointment as our Chief Executive Officer.

3 One-sixth (1/6th) of the options vest each month after October 23, 2019 so that 100% of the options are vested on April 23, 2020.

4 The option vests over a four-year vesting period, with 25% of the options vesting on the first anniversary of May 1, 2020, and 1/36th of the remaining options vesting monthly thereafter so that 100% of the options are vested on May 1, 2024, subject to continued service.

5 One forty-eighth (1/48th) of the options vest each month after April 1, 2021 so that 100% of the options are vested on April 1, 2025, subject to continued service.

6 The option vests over a four-year vesting period, with 25% of the options vesting on the first anniversary of May 30, 2018, and 1/36th of the remaining options vesting monthly thereafter so that 100% of the options are vested on May 30, 2022, subject to continued service.

7 One forty-eighth (1/48th) of the options vest each month after April 1, 2021 so that 100% of the options are vested on April 1, 2025, subject to continued service.

8 The option vests over a four-year vesting period, with 25% of the options vesting on the first anniversary of October 12, 2018, and 1/36th of the remaining options vesting monthly thereafter so that 100% of the options are vested on October 12, 2022, subject to continued service.

9 One forty-eighth (1/48th) of the options vest each month after April 1, 2021 so that 100% of the options are vested on April 1, 2025, subject to continued service.

Potential Payments upon Termination or a Change in Control

We granted Dirk Anderson an option to purchase 124,000 shares of our common stock with a vesting commencement date of May 30, 2018. We granted Dustin Hull an option to purchase 117,563 shares of our common stock with a vesting commencement date of October 12, 2018. We granted Mr. English an option to purchase up to 400,000 shares of our common stock with a vesting commencement date of May 1, 2020. Each of the above grants were under an incentive stock option agreement under our 2019 Equity Incentive Plan. Each such stock option becomes exercisable on the following schedule: twenty-five percent (25%) of the shares vest on the one (1) year anniversary of the vesting commencement date, and one thirty-sixth (1/36th) of the remaining non-vested shares vest each month thereafter with one hundred percent (100%) of the shares vesting on the four (4) year anniversary of the vesting commencement date. We granted Dirk Anderson an option to purchase 150,000 shares of our comment stock with a vesting commencement date of April 1, 2021. We granted Dustin Hull an option to purchase 156,437 shares of our common stock with a vesting commencement date of April 1, 2021. We granted Mr. English an option to purchase 300,000 shares of our common stock with a vesting commencement date of April 1, 2021. Each of the above grants were under an incentive stock option agreement under our 2019 Equity Incentive Plan. Each such stock option becomes exercisable on the following schedule: one forty-eighth (1/48th) of the non-vested shares vest each month after the vesting commencement date with one hundred percent (100%) of the shares vesting on the four (4) year anniversary of the vesting commencement date. To the extent such stock option is, in connection with a Change in Control (as defined under the terms of the 2019 Equity Incentive Plan), to be assumed by the successor corporation, such shares will continue to vest in accordance with the vesting schedule, subject to the employee’s continuous status as a Service Provider (as defined under the terms of the 2019 Equity Incentive Plan) through each vesting date. With respect to Mr. English’s stock options, in the event of his involuntary termination within the twelve (12) months following a Change in Control, the unvested portion of the option will vest and become exercisable in full. To the extent an outstanding option is not assumed, such option shall automatically vest in full immediately prior to the effective date of the Change in Control. In the event of the employee’s involuntary termination within the twelve (12) months following such a Change in Control, the unvested portion of the option will vest and become exercisable in full.

Employment Agreements

Our employment agreements with our executive officers contain certain provisions concerning their eligibility for stock options as incentive compensation and benefits in the event of their termination generally or their termination after a change in control of our company. The employment agreements generally provide that if we terminate an executive officer without Cause (as defined in the agreement) or if he or she terminates his or her employment for Good Reason (as defined in the agreement), we shall pay or provide, or cause to be paid or provided, to the executive officer any other amounts or benefits required to be paid or provided or which the executive officer is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company, in accordance with the terms of such plan, program, policy or practice or contract or agreement, based on accrued and vested benefits through the date of such termination. Generally, executive officers are only entitled to receive severance benefits under their employment agreements if they execute and do not revoke a waiver and release drafted by us within a prescribed time following termination of employment.

In addition, the employment agreements with each of our executive officers include requirements related to confidentiality.

Additional information regarding the material terms of our employment agreements with our named executive officers is described below.

Compensation Arrangements of Certain Current Executive Officers

On August 16, 2021, the Company entered into new employment agreements with Justin English, the Company’s Chief Executive Officer, (the “English Agreement”) and with Dustin Hull, the Company’s Chief Financial Officer, and Dirk Anderson, the Company’s Chief Technology Officer (the “Executive Agreements”).

The English Agreement has a term that extends to the period of Mr. English’s employment with the Company. Under the English Agreement, Mr. English will continue to serve as the Company’s Chief Executive Officer and is entitled to receive an annual base salary of $250,000, effective May 15, 2021 and subject to annual review and adjustment. The Executive Agreements each have a six-month term commencing July 1, 2021 with successive one-year terms thereafter. Mr. Hull will continue serving as the Company’s Chief Financial Officer and Mr. Anderson will continue serving as the Company’s Chief Technology Officer. Mr. Hull will be entitled to receive an annual base salary of $230,000 and Mr. Anderson will be entitled to receive an annual base salary of $234,000, each effective May 15, 2021 and subject to annual review and adjustment. Messrs. English, Hull and Anderson are each also entitled to receive an annual incentive bonus in amounts determined by the Board of Directors based on their respective individual performance during each calendar year and subject to employment on the date of payment.

Under the English Agreement, the Company has agreed to issue Mr. English a stock option to purchase 300,000 shares of the Company’s common stock pursuant to the Company’s 2019 equity incentive plan. Messrs. Hull and Anderson will also receive stock options to purchase 156,437 and 150,000 shares, respectively, of common stock under the Company’s 2019 equity incentive plan. The options granted to Messrs. English, Hull and Anderson will vest in equal monthly installments over a four-year period commencing May 1, 2021, subject to continued service.

If, during the term of the English Agreement or the Executive Agreements, the Company terminates the applicable executive’s employment without Good Cause (as defined in the English Agreement) or without cause (as defined in the Executive Agreements), then the Company will give the executive at least 60 days’ prior written notice, or salary in lieu of such prior notice (or any combination of prior notice and salary payment that equals 60 days) and such executive will be entitled to receive, subject to execution of a release of claims and performance of his duties during the notice period, severance equal to six months of the executive’s base salary and reimbursement for six months of any premiums the executive pays for COBRA continuation coverage during that period. Messrs. English, Hull and Anderson will also be entitled to receive such severance benefits, subject to execution of a release of claims, if the applicable executive terminates his employment for Good Reason (as defined in the English Agreement and the Executive Agreements), the conditions for which the Company does not cure within 60 days’ notice of termination. Each executive may terminate his employment for any reason at any time on at least 60 days’ prior notice or such shorter period as the Board of Directors may provide. If the Board of Directors elects an earlier date for termination of employment than the 60-day notice period, the Company will pay the executive his base salary for the remainder of the notice period. If Messrs. English, Hull or Anderson provides less than 60 days’ notice of termination, the Board of Directors may choose an earlier date of termination and the Company’s obligation to pay salary and other compensation will cease on such earlier date.

Messrs. English, Hull and Anderson will further be eligible to receive benefits under the Company’s standard benefit plans as in effect from time to time for its employees.

The foregoing summary of the English Agreement and the Executive Agreements is not complete. Reference is made to the text of the agreements, attached as Exhibits 10.3, 10.4 and 10.5 to this Annual Report, and incorporated by reference herein.

Equity Incentive Plans

As of December 31, 2020, we had two equity incentive plans: (1) the 2016 Salt Lending Holdings Inc. Equity Incentive Plan, or the Prior Plan, and (2) the 2019 Equity Incentive Plan, which replaced the Prior Plan. The Compensation Committee administers all of our equity incentive plans and has the authority to determine the conditions of the awards granted under the equity plans.

2016 Salt Lending Holdings Inc. Equity Incentive Plan

The 2016 Salt Lending Holdings Inc. Equity Incentive Plan, or the Prior Plan, was purported to be adopted by the Board on November 29, 2016, approved by our stockholders as of the same date, and ratified by the Board on February 26, 2019. The Prior Plan provided for an aggregate number of 8,000,000 shares of Common Stock that could be awarded or issued under the Prior Plan. The number of shares that may be awarded under the Prior Plan and awards outstanding was subject to adjustment on account of any merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure, or other transaction of the Company. Under the Prior Plan, a Change in Control of the Company (as defined in the agreement) may accelerate the vesting and exercisability of any stock award held by any participant whose continuous service has not terminated prior to the effective time of the Change in Control, unless the applicable stock award agreement is silent as to vesting upon a Change in Control. Under the Prior Plan, the Board of Directors administered the Prior Plan and was authorized to issue stock options (including incentive and nonstatutory stock options), stock bonuses, and restricted stock awards. Awards granted under the Prior Plan continue to be governed by the terms of the Prior Plan. As of December 31, 2021, 2,475,000 shares of common stock had been issued and are outstanding under the Prior Plan as a result of the vesting of restricted stock awards that had been issued under the Prior Plan. No options or other equity awards are outstanding under the Prior Plan following adoption of the 2019 Equity Incentive Plan.

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan, or the 2019 Plan, was adopted by the Board on August 6, 2019 and approved by our stockholders on August 8, 2019. The 2019 Plan replaced the Prior Plan, provided that all outstanding awards granted under the Prior Plan continue to be governed by the provisions of the Prior Plan. The 2019 Plan provides an aggregate number of 6,000,000 shares of Common Stock that may be awarded or issued under the 2019 Plan. The number of shares that may be awarded under the 2019 Plan and awards outstanding may be subject to adjustment on account of any stock dividend, recapitalization, stock split, reverse stock split, reorganization, reincorporation, merger, consolidation, split-up, spin-off, combination, exchange of shares or other securities of the Company, other change in the corporate structure of the Company affecting the shares, or in the event of a substantial reduction to the value of the outstanding shares by reason of a spin-off transaction or extraordinary distribution. The Compensation Committee administers the 2019 Plan and is authorized to issue incentive and nonstatutory stock options, stock appreciation rights, and restricted stock awards to employees, officers and directors of, and other individuals providing bona fide services to or for, the Company or any subsidiary of the Company.

As of December 31, 2021 and 2020, there were 450,000 and 450,000 shares of restricted stock awards outstanding, 643,341 and 40,235 shares of Common Stock that were purchased as a result of exercised options, and options to purchase 3,864,219 and 3,202,839 shares of Common Stock outstanding under the 2019 Plan, of which 2,395,069 and 1,903,128 were exercisable, respectively. As of December 31, 2021 and 2020, 1,042,440 and $2,306,926 shares were reserved for future grants of equity awards under the 2019 Plan, respectively.

Pursuant to the 2019 Plan, to the extent the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by a participant during any calendar year exceeds $100,000, such options are treated as nonstatutory stock options. The per share exercise price for the shares issued pursuant to the exercise of an option is determined by the 2019 Plan administrator, but will be no less than 100% of the fair market value per share on the date of grant, or in the case of an incentive stock option granted to an employee who owns more than ten percent (10%) of the voting power of all classes of the Company’s stock, the per share exercise price will be no less than one hundred ten percent (110%) of the fair market value per share on the date of grant. The fair market value of incentive stock options will be determined as of the time the option with respect to such shares is granted. Stock appreciation rights and restricted stock awards may only be granted to employees, directors and consultants of the Company and its subsidiaries. Options granted under the 2019 Plan generally vest subject to continued service. In the event of a participant’s termination of service, an option is generally exercisable, to the extent vested, for a period of 3 months after the participant ceases to be a Service Provider (as defined in the 2019 Plan), or for a period of 12 months in the case of termination due to the participant’s death or disability. Stock options generally terminate upon a participant’s termination of employment for cause.

A stock appreciation right (SAR) provides for payment, in cash, shares of equivalent value or some combination thereof, of our Common Stock to the participant based upon multiplying the difference between the fair market value of our Common Stock on the date of exercise over the exercise price and the number of shares with respect to which the SAR is exercised. SARs may be granted at any time and from time to time as determined by the 2019 Plan Administrator. The maximum permitted term of SARs granted under the 2019 Plan is determined by the 2019 Plan administrator.

A restricted stock award (RSA) is an offer by us to grant or sell shares of our Common Stock subject to restrictions, which may lapse based on the satisfaction of service or achievement of performance conditions. The price, if any, of an RSA will be determined by the administrator. Holders of RSAs, unlike holders of options, may exercise full voting rights with respect to those shares, unless the applicable award agreement provides otherwise. Unless otherwise stated in the applicable award agreement, participants holding shares of restricted stock will be entitled to receive all dividends and other distributions paid with respect to such shares.

In the event that we are subject to a merger or other combination constituting a change in control as defined in the 2019 Plan, outstanding awards may be (i) assumed by the successor corporation (or parent thereof); (ii) canceled and substituted with an award granted by the successor corporation (or parent thereof); (iii) otherwise continued in full force and effect; or (iv) replaced with a cash retention program of the Company or any successor corporation which preserves the spread existing on the unvested shares subject to the award at the time of the change in control.

In the event of a stock dividend, recapitalization, stock split, reverse stock split, reorganization, reincorporation, merger, consolidation, split-up, spin-off, combination or exchange of shares or other securities of the Company, or other change in the corporate structure of the Company affecting the shares, proportional adjustment will, to the extent determined appropriate by the 2019 Plan administrator, be made equitably adjust the number and class of shares that may be delivered under the 2019 Plan and/or the number, class and price of shares covered by each outstanding award.

The 2019 Plan administrator may, at any time with the consent of the respective participants, cancel any or all outstanding options under the 2019 Plan and grant in substitution new options covering the same or a different number of shares with an exercise price per share based on the fair market value per share on the new option grant date.

Unless otherwise determined by the 2019 Plan administrator, awards under the 2019 Plan generally may not be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or the laws of descent and distribution.

The Board may at any time amend, alter, suspend or terminate the 2019 Plan, however, no amendment, alteration, suspension or termination of the 2019 Plan will impair the rights of any participant unless mutually agreed otherwise between the participant and the administrator of the 2019 Plan.

Bonus and Other Compensatory Plans

We do not have a formal written bonus or incentive plan. As incentive compensation, full-time employees may be eligible for a discretionary bonus with specific metrics or bonus goals to be determined by the employee’s manager, with the overall bonus plan approved by our Chief Executive Officer or his designee. Bonuses are discretionary and based on the employee’s performance during the calendar year and paid out in the following year. Employment on the date that the bonus is paid is a condition of earning the bonus.

Welfare and Other Benefits

We provide health, dental, vision, and disability insurance benefits to our named executive officers, on the same terms and conditions as provided to all other eligible U.S. employees.

We also sponsor a broad-based 401(k) plan intended to provide eligible U.S. employees with an opportunity to defer eligible compensation up to certain annual limits. As a tax-qualified retirement plan, contributions (if any) made by us are deductible by us when made, and contributions and earnings on those amounts are generally not taxable to the employees until withdrawn or distributed from the 401(k) plan. Our named executive officers are eligible to participate in our employee benefit plans, including our 401(k) plan, on the same basis as our other employees.

Compensation of Directors

Employees who are also members of our Board do not receive additional compensation for their service on the Board. Non-employee directors receive compensation in the form of annual retainers and stock option grants for their service on the Board.

On July 9, 2020, the Board approved, on the recommendation of the Compensation Committee of the Board, the current Non-Employee Director Compensation Plan, which sets forth the compensation we pay to our non-employee directors. The recommendation was based on data from a third-party survey of director compensation among similar, private companies. The following non-employee director compensation became payable under the Non-Employee Director Compensation Plan effective on May 19, 2020:

•	$50,000 annual retainer for all directors
•	$10,000 additional annual retainer for board chair
•	$5,000 additional annual retainer for committee chairs
•	$2,500 additional annual retainer for committee non-chair members
•	50,000 annual stock options with monthly vesting for all directors
•	30,000 annual additional stock options with monthly vesting for board chair

The annual retainer amounts are paid quarterly, in arrears, and are pro-rated for any partial year that a director serves on the Board. The stock options are granted pursuant to the 2019 Plan and individual stock option agreements we enter into with each non-employee director. Our current Board consists of Neil Wolfson, Shawn Owen, Joseph Perry and James Temple, each of whom are currently non-employee directors. The following table shows the compensation paid to our non-employee directors during fiscal 2021.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)[1,3]	All Other Compensation ($)	Total ($)
James Temple	$59,355	$19,000	$—	$78,355
Joseph Perry	$54,194	$19,000	$—	$73,194
Benjamin Yablon[2]	$59,355	$19,000	$—	$78,355
Neil Wolfson	$69,677	$49,400	$—	$119,077
Shawn Owen	$59,355	$19,000	$—	$78,355
1.

The amounts reported in this column are equal to the aggregate grant date fair value of such stock options computed in accordance with ASC 718, which in each case was equal to $125,400. The assumptions used in calculating the grant date fair value of the stock options and stock awards reported in this table are set forth in Note 14 - Stock Based Compensation to our consolidated financial statements included Item 8 of this Annual Report. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our directors from the stock options.

2.	Mr. Yablon resigned from our Board in January 2022.
3.

The following table sets forth information on the aggregate number of shares of our common stock underlying outstanding stock options and stock awards held by our non-employee directors as of December 31, 2021 and the aggregate number of unvested shares of our common stock underlying outstanding stock options and stock awards held by our non-employee directors as of December 31, 2021:

	Option Awards
Name	Number of Shares Underlying Options Granted in the Year Ended December 31, 2021	Aggregate Number of Shares Underlying Options Held as of December 31, 2021	Number of Shares Underlying Unvested Stock Options Held as of December 31, 2021
James Temple	50,000	50,000 (i)	20,834
Joseph Perry	50,000	50,000 (ii)	20,834
Neil Wolfson	130,000	137,500 (iii)	74,168
Shawn Owen	50,000	33,334 (i)(iv)	20,834
Benjamin Yablon	50,000	29,166 (i)(v)	20,834
i.	Options vest in equal monthly installments over 12 months commencing June 19, 2021.
ii.

Initial grant of options to purchase 70,000 shares vested in equal monthly installments over 12 months commencing February 3, 2020 was replaced by options to purchase 50,000 shares vest in equal monthly installments over 12 months commencing July 9, 2020. Options to purchase 30,000 shares vested in equal monthly installments over 12 months commencing May 19, 2020 during continuous service as Board Chair.

iii.

Initial grant of options to purchase 70,000 shares vested in equal monthly installments over 12 months commencing December 13, 2019 was replaced by options to purchase 50,000 shares vest in equal monthly installments over 12 months commencing July 9, 2020. Options to purchase 30,000 shares vest in equal monthly installments over 12 months commencing September 9, 2020 during continuous service as Board Chair.

iv.	Shawn Owen partially exercised this option to purchase a total of 20,833 shares of common stock.
v.	Mr. Yablon resigned from our Board in December 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Relation Stockholder Matters

The following table sets forth, as of May 31, 2022, certain information concerning the beneficial ownership of our capital stock, including our common stock and preferred stock by:

•	each stockholder or group of affiliated persons known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer; and,
•	all of our executive officers and directors as a group.

The column entitled “Percentage of Outstanding Shares of Common Stock” is based on 11,153,882 shares of our Common Stock outstanding as of May 31, 2022, which includes 450,000 shares of Common Stock underlying restricted stock awards (RSAs) that vest upon a change in control of our company but which are entitled to vote. Other RSAs that are currently vested or will be vested, and stock options that are currently exercisable or will be exercisable, within 60 days of May 31, 2022 are deemed to be outstanding and to be beneficially owned by the person holding the options or RSAs for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our capital stock. Except as otherwise noted, we believe the persons in this table have sole voting and investing power with respect to all of the shares of our capital stock beneficially owned by them, subject to community property laws, where applicable.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Shares of Common Stock
5% Stockholders
Bell Enterprise Management, LLC[1]	982,461	8.8%
P3K LLC[2]	854,435	7.7%
Owen Enterprises, LLC[3]	1,651,146	14.8%
Equa, Inc.[4]	1,727,432	15.5%
Benjamin Yablon[5]	1,715,162	15.3%
Directors and Named Executive Officers
Justin English, Chief Executive Officer[6]	960,110	8.2%
Dustin Hull, Chief Financial Officer[7]	158,058	1.4%
Dirk Anderson, Chief Technology Officer[8]	170,875	1.5%
Shawn Owen, Director[9]	3,584,561	32.0%
Joseph Perry, Director [10]	979,435	8.7%
James Temple, Director	100,000	*%
Neil Wolfson, Director [11]	232,500	2.1%
All current Directors and Executive Officers as a group (9 individuals)[12]	6,240,539	50.1%

* Less than 1% of total shares outstanding.

Unless otherwise indicated, the address of each individual is P.O. Box 8350, Denver, CO 80201.

1.

Gregory Bell is the managing member of Bell Enterprise Management, LLC and, therefore, may be deemed to beneficially own such shares. The address for Bell Enterprise Management, LLC is 90 Madison Street #303, Denver, CO 80206.

2.	Joseph Perry is the managing member of P3K LLC and, therefore, may be deemed to beneficially own such shares. The address of P3K LLC is 140 Alcazar Dr., Cordillera, CO 81632.
3.	Shawn Owen is the managing member of Owen Enterprises, LLC and may be deemed to beneficially own the shares held by this entity.
4.	Shawn Owen is the majority stockholder and CEO of Equa, Inc. and may be deemed to beneficially own the shares held by this entity.
5.

Includes 135,996 shares of Common Stock held of record by Village Vending, LLC, 79,166 shares of Common Stock underlying exercisable stock options and stock options that are exercisable within 60 days of May 31, 2022.

6.

Includes 264,694 shares of Common Stock held of record by the Separate Trust for the benefit of Justin E. English per Article IV of the James E. English, IV Irrevocable Trust Agreement – 1994, as amended and restated October 23, 2000, of which Mr. English is the Trustee, and options to purchase 587,083 shares of Common Stock underlying stock options that are exercisable within 60 days of May 31, 2022.

7.	Includes 133,058 shares of Common Stock underlying stock options that are exercisable within 60 days of May 31, 2022.
8.	Includes 155,875 shares of Common Stock underlying stock options that are exercisable within 60 days of May 31, 2022.
9.

Includes 1,651,146 shares of Common Stock held of record by Owen Enterprise, LLC, 1,727,432 shares of Common Stock held of record by Equa, Inc., 52,832 shares of Common Stock held of record by Balancing Rock, LLC, and options to purchase 33,334 shares of Common Stock underlying stock options that are exercisable within 60 days of May 31, 2022. Mr. Owen is the majority stockholder and CEO of Equa, Inc, the managing member of Owen Enterprise, LLC, and the managing member of Balancing Rock LLC and may be deemed to beneficially own the securities held by each such entity.

10.

Consists of 50,000 shares of Common Stock underlying stock options that are exercisable within 60 days of May 31, 2022 and 854,435 shares of Common Stock held by P3K LLC. Mr. Perry is a founder and managing member of P3K LLC and may be deemed to beneficially own the securities held by it.

11.	Includes 130,834 shares of Common Stock underlying stock options that are exercisable within 60 days of May 31, 2022.
12.	Includes 1,194,016 shares of Common Stock underlying stock options that are exercisable within 60 days of May 31, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows, as of December 31, 2021, the amounts of shares of our common stock that may be issued to our and our subsidiaries’ officers, directors, employees and consultants under the Company’s 2016 Salt Lending Holdings, Inc. Equity Incentive Plan and 2019 Equity Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,938,793	$0.34	2,061,207
Equity compensation plans not approved by security holders	—	—	—
Total	3,938,793	$0.34	2,061,207

Item 13. Certain Relationships and Related Person Transactions, and Director Independence

Transactions with Related Persons

During 2016, we entered into an employment agreement with Shawn Owen, a founder of the Company and a current member of our Board of Directors, pursuant to which he served as our Chief Executive Officer. On April 11, 2019, we executed an Amended and Restated Release Agreement with Mr. Owen (the “Owen Release Agreement), whereby we agreed to pay $150,000 at execution of the Owen Release Agreement for dismissal of any pending claims against the Company. Upon execution of the Owen Release Agreement, an additional amount of $600,000 was paid as consideration for the option to purchase 1,250,000 shares held by Mr. Owen within 24 months with an exercise price equal to the greater of (i) $4.10 and (ii) the price determined by an independent valuation firm at the time of exercise. If the Company does not exercise such option, the founder and former executive can require the Company to redeem such shares at the exercise price. In the Owen Release Agreement, we also reimbursed Mr. Owen for certain tax liabilities incurred amounting to approximately $844,000. The Owen Release Agreement also provides that we will pay Mr. Owen an amount of $5,000,000 in the event that certain valuation thresholds of the Company are achieved. On September 10, 2021, the Company entered into a Third Amended and Restated Release Agreement (the “A&R Release Agreement”) with Mr. Owen pursuant to which the Company and Mr. Owen amended and restated the existing Owen Release Agreement. The A&R Release Agreement removed the Mr. Owen’s right to cause the Company to redeem his shares if the Company does not exercise its option. The A&R Release Agreement also removed the obligation for the Company to pay Mr. Owen an amount of $5,000,000 in the event that certain valuation thresholds of the Company are achieved. The other material terms of the Owen Release Agreement remain unchanged.

During December 2020, our subsidiary, Salt Lending LLC, entered into a secured loan agreement with Caleb Slade, a founder and former executive of the Company. The total amount borrowed by Mr. Slade under the loan agreement was $400,000, which carried an initial annual percentage rate (APR) of 0.90%. In May 2021, Mr. Slade refinanced his loan and increased the total amount borrowed to $700,000, which carries an APR of 5.90%. In January 2022, Mr. Slade refinanced his loan and increased the total amount borrowed to $1,000,000, which carries an APR of 6.43%.

During 2019, Benjamin Yablon, a founder and former member of our Board of Directors, was appointed as our Interim Chief Executive Officer and Chief Legal Officer. Mr. Yablon’s term as Interim Chief Executive Officer and Chief Legal Officer ended on December 31, 2019. During 2019, we entered into an employment agreement with Mr. Yablon, pursuant to which he served as our Director of Global Business Operations. He served in that role until February 2020, at which time we entered into a Separation and Release Agreement with him pursuant to which we paid Mr. Yablon a total gross payment of $375,000 in March 2020 and agreed to reimburse him for up to eighteen (18) months of health insurance premiums during 2020 and 2021. Mr. Yablon’s Separation and Release Agreement contains confidentiality, non-compete, and non-solicitation provisions. In November 2016, we entered into a Restricted Stock Award Agreement with Mr. Yablon under our Salt Lending Holdings, Inc. Equity Incentive Plan whereby we awarded Mr. Yablon 1,000,000 shares of restricted stock.

During 2019, we entered into an employment agreement with Debra Johnston, pursuant to which she served as our Chief People Officer. Ms. Johnston’s employment with the Company was terminated on November 5, 2021. In connection with the termination of her employment, we entered into a Confidential Separation and Release Agreement, pursuant to which we will pay Ms. Johnston total gross payments of $273,000 over fourteen (14) months starting on December 1, 2021 and will continue to pay twelve (12) months of health insurance benefits equivalent to $1,433 until November 2022. Ms. Johnston’s employment agreement contains a confidentiality provision.

During September 2019, our subsidiary, Salt Digital Lending LLC, entered into a secured cryptocurrency loan facility agreement with Marvel Dealings, LLC, previously an indirect subsidiary of P3K LLC, of which Joseph Perry, a member of our Board, is a founder and the managing member. The total amount lent under the loan facility agreement was $739,757, which was issued as five separate loans, each of which carried an interest rate of 9% per annum. As of April 2020, the outstanding principal balance, plus $5,778 in interest, has been repaid and the corresponding loans were terminated.

In April 2020, we entered into an investment management agreement with Harmonic Technologies LLC, formerly a subsidiary of P3K LLC. A member of our Board, Joseph Perry, is a founder and the managing member of P3K LLC and was the manager of Harmonic Technologies LLC at such time. As of December 31, 2020, we have paid Harmonic approximately $277,715 in management fees under the investment management agreement and accrued management fees totaling $61,554, which is presented as a component of accounts payable and accrued expenses on the Consolidated Balance Sheet. In July 2020, we entered into a master services agreement with P3K LLC, pursuant to which P3K LLC provides certain technology services to the Company. As of December 31, 2020, we have paid P3K LLC $40,000 in professional services fees under the master services agreement. In September 2020, our subsidiary, Salt Lending LLC entered into a managed account agreement with Harmonic. As of December 31, 2020, we paid Harmonic $6,781 in management fees under the managed account agreement and management accrued fees totaling $261,741, which is presented as a component of accounts payable and accrued expenses on the Consolidated Balance Sheet. In January 2021, we acquired Harmonic from P3K LLC and obtained from P3K LLC a non-exclusive, perpetual, irrevocable license to certain trading execution software, algorithmic trading strategies, historical tick data, and quantitative scripts. Pursuant to the acquisition agreement for Harmonic, we granted as consideration up to approximately 1.7 million shares of our Common Stock upon the achievement of certain milestones and agreed to a performance fee in an amount, payable in cash or in kind, equal to forty percent (40%) of the gross trading profits achieved by us from use of the licensing trading software and strategies, up to an aggregate amount of $1.5 million. As of December 31, 2021, we issued to P3K LLC 854,435 shares of our Common Stock resulting from the achievement of certain of the milestones in the acquisition agreement. No performance fees have been paid to P3K LLC to date under the acquisition agreement. In the year ended December 31, 2021, we paid $330,219 in consulting fees related to the integration and development of the acquired technology package. In March 2022, we entered into a Consulting Services Agreement with Le Mai LLC, in which Joseph Perry acts as managing member, to advise on the development and commercialization of the acquired trading execution software package.

Policies and Procedures for Related-Party Transactions

Transactions by us with related parties are subject to our Related Party Transactions Policy and Procedure. Under the policy, our directors, officers, employees, consultants, agents, nominees and holders of more than 5% of the Company’s outstanding stock, including their immediate family members, are not permitted to enter into a related party transaction with us without the consent of our Audit Committee. Any request to enter into a transaction, arrangement or relationship in which the loan or financial product amount involved exceeds $120,000 and the requesting party has or will have a direct or indirect material interest is required to be presented to our Audit Committee for review, consideration and approval. Our Chief Legal Officer is required to report to our Audit Committee related party transactions requiring Audit Committee approval, and such related party transactions will be reviewed and approved or disapproved by the disinterested members of the Audit Committee.

Item 14. Principal Accounting Fees and Services

The following table shows fees and expenses billed to the Company by Friedman LLP for services rendered for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Audit fees	$660,103	$515,836
Tax fees	92,683	138,791
Total	$752,786	$654,627

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following are filed as part of this Annual Report on Form 10-K

(1)         The financial statements and schedules required to be filed by Item 8 of this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Statements.

(2)         The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Articles of Incorporation of Salt Blockchain Inc., dated effective May 5, 2021, is hereby incorporated by reference to Exhibit 3.2 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

3.2

Second Amended and Restated Bylaws of Salt Blockchain Inc., as amended on October 6, 2021, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 12, 2021. (SEC File No. 000-56283).

4.1

Stockholders Agreement, dated as of October 1, 2016, by and among Salt Lending Holdings, Inc. (n/k/a Salt Blockchain Inc.), Blake Cohen, Caleb Slade, Benjamin Yablon, and Owen Enterprise, LLC, is hereby incorporated by reference to Exhibit 4.1 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

4.1(a)

Amended to Stockholders Agreement, dated as of October 29, 2019, by and among Salt Blockchain Inc., Blake Cohen, Benjamin Yablon, and Owen Enterprise, LLC is hereby incorporated by reference to Exhibit 4.1(a) to the Company's General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended (SEC File No. 000-56283).

4.2

Salt Token Terms and Conditions, dated as of July 23, 2021, is hereby incorporated by reference to Exhibit 4.2 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283)

4.3

U.S. Small Business Administration Paycheck Protection Program Note between Salt Blockchain Inc. and Alpine Bank, dated April 30, 2020, is hereby incorporated by reference to Exhibit 4.3 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

4.4*	Description of Securities.
10.1††

Consulting Services Agreement, dated as of November 1, 2019, by and between Salt Blockchain Inc. and English Ventures, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

10.2††

Master Services Agreement, dated as of July 27, 2020, by and between P3K LLC and Salt Platform, LLC is hereby incorporated by reference to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

10.3†

Employment Agreement, dated effective July 1, 2021, between Salt Blockchain Inc. and Justin English is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 18, 2021 (SEC File No. 000-56283).

10.4†

Employment Agreement, dated effective July 1, 2021, between Salt Blockchain Inc. and Dustin Hull is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 18, 2021 (SEC File No. 000-56283).

10.5†

Employment Agreement, dated effective July 1, 2021, between Salt Blockchain Inc. and Dirk Anderson is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 18, 2021 (SEC File No. 000-56283).

10.6†

Third Amended and Restated Release Agreement by and among Salt Blockchain Inc., Shawn Owen, and Owen Enterprise, LLC, dated September 10, 2021 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2021. (SEC File No. 000-56283).

10.7*† ††	Confidential Separation Agreement and Release, dated November 11, 2021 between Debra Johnston and Salt Blockchain Inc.
10.8†

2016 Salt Lending Holdings, Inc. (n/k/a Salt Blockchain Inc.) Equity Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

10.9†

Salt Blockchain Inc. 2019 Equity Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

10.10†

Form of Salt Blockchain Inc. Executive Officer Employment Agreement is hereby incorporated by reference to Exhibit 10.7 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

10.11†

Form of Salt Blockchain Inc. Director Agreement is hereby incorporated by reference to Exhibit 10.8 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

10.12†

Form of Salt Blockchain Inc. Director Indemnification Agreement is hereby incorporated by reference to Exhibit 10.9 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

10.13†

Form of Non-Employee Director Compensation Plan in effect as of May 19, 2020 is hereby incorporated by reference to Exhibit 10.10 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

10.14†

Form of Restricted Stock Award Agreement for the Salt Blockchain Inc. 2019 Equity Incentive Plan is hereby incorporated by reference to Exhibit 10.11 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

10.15†

Form of Incentive Stock Option Agreement for the Salt Blockchain Inc. 2019 Equity Incentive Plan is hereby incorporated by reference to Exhibit 10.12 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

10.16

Form of Nonstatutory Stock Option Agreement for the Salt Blockchain Inc. 2019 Equity Incentive Plan is hereby incorporated by reference to Exhibit 10.13 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

10.17

Denver Office Lease Agreement with SRI TEN DCC LCC is hereby incorporated by reference to Exhibit 10.3 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

10.17(a)

Denver Office Sublease between Salt Blockchain, Inc. and Intrepid Potash, Inc. entered into on September 1, 2021 is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 8, 2021 (SEC File No. 000-56283).

14.1*	Code of Ethics of Salt Blockchain Inc.
21.1*	List of Subsidiaries of Salt Blockchain Inc., includes Salt Lending LLC, Salt Technology, Ltd., Harmonic Technologies LLC and Salt Digital Lending LLC
23.1*	Report of Friedman LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to rule 13a-14(a)
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350. As Adopted Pursuant to Section 906 of The Sarbanes Oxley Act of 2002.
99.1

Salt Blockchain Inc. Notice and Claim Form is hereby incorporated by reference to Exhibit 99.1 to the Company’s General Form for Registration of Securities on Form 10 filed May 12, 2021, as amended. (SEC File No. 000-56283).

101

Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations and Comprehensive Loss, (iii) the Audited Consolidated Statements of Cash Flows and (iv) the Notes to Audited Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for year ended December 31, 2021, formatted as in iXBRL and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††

Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Salt Blockchain Inc. agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Salt Blockchain Inc.

By:	/s/ Justin English
Name: Justin English
Title: Chief Executive Officer

By:	/s/ Dustin Hull
Name: Dustin Hull
Title: Chief Financial Officer

By:	/s/ Shawn Owen
Name: Shawn Owen
Title: Director

By:	/s/ Joseph Perry
Name: Joseph Perry
Title: Director

By:	/s/ James Temple
Name: James Temple
Title: Director

By:	/s/ Neil Wolfson
Name: Neil Wolfson
Title: Director and Chairman

Date: June 23, 2022

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Salt Blockchain Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Salt Blockchain Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has an accumulated deficit of $81.9 million as of December 31, 2021 and has suffered recurring losses and cash outflows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter – Digital Asset Activities

In forming our opinion we have considered the adequacy of the disclosures included the financial statements concerning among other things the risks and uncertainties related to the Company’s digital asset activities. The risks and rewards to be recognized by the Company associated with its digital asset activities will be dependent on many factors outside of the Company’s control. The currently unregulated and immature nature of the digital asset markets, including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain digital asset continuity, as well as valuation and volume volatility all subject digital assets to unique risks of theft, loss, or other misappropriation. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of digital assets. Our opinion is not modified with respect of this matter.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.

East Hanover, NJ
June 23, 2022

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$849,208	$5,584,758
Digital assets, net	35,989,349	4,163,123
Investments	9,780,246	32,685,804
Collateral receivable	152,289,725	7,298,763
Loans receivable, net	63,398,634	20,254,025
Restricted cash	680,011	900,000
Property and equipment, net of accumulated depreciation	23,399	223,288
Deferred tax asset	802,359	377,182
Other assets	1,817,873	1,057,428
Total assets	$265,630,804	$72,544,371

Liabilities and shareholders' deficit
Accounts payable and accrued expenses	$3,277,375	$673,976
Deferred rent	—	422,115
Notes payable	107,558,854	11,529,954
Digital assets payable	29,159,292	4,348,512
SALT Token liability	44,359,191	44,364,316
Digital asset collateral due to customer	138,586,421	39,547,465
Settlement liability	—	5,124,000
Income tax liability	13,545,283	14,586,194
Covered call options	—	2,270,496
Digital asset derivatives - swaps	849,541	—
Other liabilities	1,238,768	263,668
Total liabilities	338,574,725	123,130,696

Commitments and contingencies (Note 17)

Shareholders' deficit
Common stock, $0.0001 par value; 35,000,000 shares authorized; 10,578,695 shares issued and 11,028,695 outstanding as of December 31, 2021; 8,871,154 shares issued and 9,321,154 outstanding as of December 31, 2020	1,057	887
Additional paid-in capital	8,918,490	2,920,638
Accumulated deficit	(81,863,468)	(53,507,850)
Total shareholders' deficit	(72,943,921)	(50,586,325)
Total liabilities and shareholders' deficit	$265,630,804	$72,544,371

The accompanying notes are an integral part of these consolidated financial statements.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Revenues
Interest income	$2,807,940	$923,051
Stabilization fees and liquidation fees	925,159	140,187
Total revenues	3,733,099	1,063,238

Operating expenses
Selling, general and administrative expenses	18,141,406	12,656,225
Severance expense	319,923	673,959
Impairment of digital assets	18,008,618	7,755,152
Technology and development	766,151	—
Settlement expense	1,000	781,815
Depreciation expense	159,889	57,961
Total operating expenses	37,396,987	21,925,112
Loss from operations	$(33,663,888)	$(20,861,874)

Other income, net
Gain on sale of digital assets	30,667,562	13,326,255
Unrealized gain on investments	12,302,356	6,797,681
Fair value adjustment on digital assets payable	(8,452,718)	(1,488,321)
Unrealized loss on derivatives	(849,541)	(2,270,496)
Fair value adjustment on repledged collateral	(20,751,552)	(11,245,770)
Fair value adjustment on notes payable	1,140,884	—
Realized loss on derivatives	(2,173,486)	—
Loss on sublease	(688,120)	—
Management fee	—	(614,872)
Interest expense	(6,982,265)	(332,724)
Other income, net	146,481	1,353,070
Total other income, net	4,359,601	5,524,823

Loss before income taxes	(29,304,287)	(15,337,051)
Income tax benefit	948,669	139,128
Net loss	$(28,355,618)	$(15,197,923)

The accompanying notes are an integral part of these consolidated financial statements.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
January 1, 2020	8,739,622	$874	$2,885,270	$(38,309,927)	$(35,423,783)
Shares issued in connection with RSA	250,000	25	(25)	—	—
Retirement of repurchased shares	(157,500)	(16)	—	—	(16)
Stock options exercised	39,032	4	6,756	—	6,760
Stock-based compensation	—	—	28,637	—	28,637
Net loss	—	—	—	(15,197,923)	(15,197,923)
December 31, 2020	8,871,154	$887	$2,920,638	$(53,507,850)	$(50,586,325)
Stock options exercised	603,106	60	89,468	—	89,528
Warrants exercised	250,000	25	—	—	25
Put option extinguishment	—	—	5,125,000	—	5,125,000
Contingent consideration for shares to be issued for Harmonic acquisition	—	—	624,737	—	624,737
Shares issued as payment for milestones reached	854,435	85	(85)	—	—
Stock-based compensation	—	—	158,732	—	158,732
Net loss	—	—	—	(28,355,618)	(28,355,618)
December 31, 2021	10,578,695	$1,057	$8,918,490	$(81,863,468)	$(72,943,921)

The accompanying notes are an integral part of these consolidated financial statements.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(28,355,618)	$(15,197,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	158,732	28,637
Gain on disposal of digital assets	(30,667,562)	(13,326,255)
Unrealized gain on investment	(12,302,356)	(6,797,681)
Unrealized loss on derivatives	849,541	2,270,496
Fair value adjustment on digital assets payable	8,452,718	1,488,321
Fair value adjustment on notes payable	(1,140,884)
Technology and development paid in shares	730,206	—
Gain on investment management	—	(154,560)
Fair value adjustment on repledged collateral	20,751,552	11,245,770
Realized loss (gain) on derivatives	2,173,486	(50,636)
Gain on forgiveness of incentive allocation fees payable	(291,744)	—
Loss (gain) on SALT Token	17,348	(210,799)
Loss on sublease	688,120	—
Change in fair value of settlement liability	1,000	101,000
Impairment of digital assets	18,008,618	7,755,152
Depreciation	159,889	57,961
Change in operating assets and liabilities:
Loans receivable, net	(48,837,752)	(8,758,208)
Digital assets, net	7,239,347	3,545,095
Investments	(11,699,680)	—
Collateral receivable	14,830,401	(2,025,000)
Payroll tax receivable	—	2,311,256
Deferred tax asset	(425,177)	(122,386)
Other assets	(778,847)	901,492
SALT Token liability	(22,473)	(368,405)
Federal tax liability	(1,040,911)	2,278,783
Other liabilities	(135,135)	(82,350)
Accounts payable and accrued expenses	4,981,604	(379,343)
Net cash used in operating activities	(56,655,577)	(15,489,583)

Cash flows from investing activities:
Sale of covered call options	161,618	201,054
Purchases of property and equipment	(65,469)	(40,000)
Net cash provided by investing activities	96,149	161,054

Cash flows from financing activities:
Proceeds from notes payable	81,491,556	11,499,900
Repayment of notes payable	(29,977,220)	—
Proceeds from exercise of warrants	25	—
Proceeds from exercise of stock options	89,528	6,760
Retirement of repurchased shares	—	(16)
Net cash provided by financing activities	51,603,889	11,506,644

Net change in cash and cash equivalents and restricted cash	(4,955,539)	(3,821,885)

Cash and cash equivalents and restricted cash, beginning of year	6,484,758	10,306,643

Cash and cash equivalents and restricted cash, end of year	$1,529,219	$6,484,758

The accompanying notes are an integral part of these consolidated financial statements.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information and non-cash operating, investing and financing activities
Cash paid for taxes	$666,261	$628,601
Digital assets paid for interest	$2,086,461	$—
Cash paid for interest on notes payable	$3,499,437	$286,507
Interest receivable on liquidation of borrower collateral in digital assets	$18,402	$—
Liquidation of borrower collateral in digital assets	$5,693,143	$—
Repayment of notes payable paid in digital assets	$81,856,366	$—
Proceeds from notes payable received in digital assets	$122,906,214	$—
Proceeds from digital assets payable	$23,365,791	$—
Repayment of digital assets payable	$2,659,217	$—
Grayscale shares repledged	$37,822,309	$—
Non-cash put option extinguishment	$5,125,000	$—
Non-cash collateral receivable	$15,181,225	$5,273,763
Non-cash purchase of covered call options	$4,605,600	$—
Non-cash purchase of investment trust shares	$2,614,395	$25,888,124
Non-cash repledged collateral due to customer	$83,978,543	$39,547,465

The accompanying notes are an integral part of these consolidated financial statements.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Operations

Salt Blockchain Inc. (the “Company” and/or “Salt”) (formerly known as Salt Lending Holdings, Inc.), a Delaware corporation, was formed on September 9, 2016 in Denver, Colorado with an auxiliary office located in Mauritius. The Company provides loans that are collateralized by digital assets.

The Company wholly owns various subsidiaries, which include Salt Lending LLC, Salt Digital Lending LLC, Salt Platform, LLC, Salt Technology, Ltd., Marvel Dealings LLC, Mayacama Ltd. and Harmonic Technologies, LLC. The Company developed a proprietary software technology platform, or the Platform, that facilitates the origination and servicing of digital asset-backed loans. Loans are over-collateralized with digital assets the Company determines from time to time to be acceptable collateral. As of December 31, 2021, the digital assets the Company accepted as collateral included Bitcoin, Ethereum, Litecoin, SALT, Bitcoin Cash, USD Coin, PAX Gold, Paxos Standard and TrueUSD. The Company previously accepted DASH, Dogecoin and XRP as collateral and, since the SEC investigation of XRP, has stopped accepting XRP as collateral for new loans. Prior to accepting new digital assets as collateral, the Company conducts a review in order to determine whether to accept such new digital assets. The purpose of such review is to determine whether holding such new digital assets as collateral for a loan provides the Company sufficient security in light of such asset’s trading volume, liquidity and volatility, while maintaining an acceptable level of risk. The review also identifies any potential costs and development work required in order for the Company to accept a new digital asset as collateral. In conducting such review, the Company examines a number of factors, including, in particular, the intended use case for the asset, the asset’s current market capitalization and trading volume, whether the asset is built on a blockchain supported by our wallet service providers, whether the asset is a security under applicable securities laws or subject to other regulatory requirements, and any additional risks that may arise due to supporting a new digital asset. Such factors allow the Company to assess the risk profile of new digital assets and make an informed decision before allowing such asset to serve as collateral for a loan. Because the Company’s review process is intended to be a holistic review of new digital assets on a case-by-case base, the Company does not have any specific parameters or limits on such factors. The Company generates revenue from interest income, liquidation fees, stabilization fees, and trading investment income. Salt’s target markets are consumers and commercial enterprises that hold digital assets and are seeking liquidity, primarily in the United States. Salt provides term loans to these consumers and commercial enterprises through its wholly-owned subsidiaries.

Through its subsidiary Salt Lending, the Company originates stablecoin and U.S. dollar denominated loans through the Platform. Salt Lending offers loans to both consumer and business borrowers who own cryptocurrency and desire to borrow against such digital assets without selling their cryptocurrency portfolio. Borrowers that receive loans from Salt Lending are required to transfer a specified value of cryptocurrency to Salt Lending to be held as collateral and security for the repayment of the loans. Upon repayment of the loan, the digital asset collateral is returned to borrowers.

In addition to its lending business, the Company utilizes balance sheet assets and borrowed cryptocurrencies to generate return through hedging strategies, delta-neutral digital asset arbitrage trading strategies (such as perpetual arbitrage, cash and physically-settled term futures, spot, spread, and FX specialization arbitrage), and other digital asset investments. Also, under its consumer loan agreements, Salt Lending has the right to rehypothecate, repledge, and transfer collateral. Borrower collateral may also be repledged to secure transactions, including short-term loans that the Company maintains with third parties for capital management purposes and market neutral trading strategies to generate investment returns and which consist of participation agreements for the purchase of participation interests in certain loans with our customers and a virtual currency loan agreement. See Note 12 – Notes Payable for a description of these short-term loan arrangements.

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

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to continue to incur losses from operations and have significant cash outflows for at least the next twelve months. The Company has experienced losses from operations and significant cash outflows from cash used in operating activities for the years ended December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, the Company had an accumulated deficit of $81.9 million and $53.5 million, and losses from operations of $33.7 million and $20.9 million, respectively. Additionally, the Company has material contingent liabilities related to a claims process commenced by the Company pursuant to a settlement (the “Settlement”) with the SEC relating to purchasers of Salt Tokens in the Company’s initial coin offering commenced in 2017 (the “ICO”). Since the claims process ended in January 2022, we have been processing and recently commenced paying valid claims submitted prior to the deadline. While we are still reviewing certain claims, we expect the actual amount that we will be required to pay as a result of the claims process will be significantly lower than the amount initially recorded as a Salt Token liability in our consolidated balance sheets. Since we are still processing certain claims, we cannot guarantee the final amount that we will be required to pay, and such amount may be greater than anticipated.

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

To continue as a going concern, the Company will need to do some or all of the following, without limitation: obtain additional financing, increase revenues, and/or reduce expenses. In an effort to increase revenues, management has expanded the Company's investment and digital asset trading strategies with treasury assets and is developing new services to offer to new and existing customers, such as additional digital asset trading functionality and digital asset management services for qualified individual and institutional investors. However, there is no assurance that the Company will be successful in obtaining funding or generating revenues sufficient to fund operations.

These consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America as determined by the Financial Accounting Standards Board (the "FASB") within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The following represents the more significant of those policies and practices.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly and majority owned domestic and foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain items have been reclassified to conform to the current period presentation.

Emerging Growth Company

Salt is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include the fair values of repledged borrowers’ digital asset collateral, intangible asset impairment, fair value of contingent consideration related to asset acquisitions, valuation on digital asset derivative options, allowance for loan loss reserve, settlement liability, stock-based compensation, common stock valuation, cash flow assumptions regarding going concern considerations, and deferred tax valuation allowance. Actual results could differ from those estimates.

Asset acquisitions

An asset acquisition is an acquisition of an asset, or a group of assets, that does not meet the definition of a business. Asset acquisitions are accounted for by using the cost accumulation model whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on a relative fair value basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, plus accrued interest, which approximate fair value. Cash equivalents are held for meeting short-term liquidity requirements, rather than for investment purposes. Cash and cash equivalents are held at financial institutions and are subject to credit risk to the extent those balances exceed applicable FDIC limitations.

The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000 per federally insured institution. At times, the Company maintains cash and cash equivalents in excess of FDIC limitations.

Restricted Cash

The Company deposited $900,000 as restricted cash held with a financial institution as required by the Company’s operating lease agreement (see Note 17 – Commitments and Contingencies). On October 1, 2021, the Company reduced the balance to $680,011.

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

The most frequently used derivatives by the Company are digital asset swaps, digital asset options, and covered call options:

•

Digital asset swaps - a digital asset swap is an exchange traded contract which represents a legal agreement to either buy or sell digital assets at a predetermined price at some time in the future. Depending on contract specifications, swaps can be settled either in Bitcoin, Ethereum, a stablecoin (such as USDC or USDT) or cash. As of December 31, 2021, the Company had digital asset swaps outstanding with a fair value of $(849,541). No digital asset swaps were outstanding as of December 31, 2020 (See Note 10 – Derivatives).

•

Digital asset options - a digital asset option is an OTC traded contract, which gives the holder the right, but not the obligation, to either buy or sell a referenced digital asset at a predetermined price at a specified time in the future. Options can be settled in either cash, stable coin or by physical delivery. These options do not qualify as accounting hedges pursuant to ASC 815, Derivatives and Hedging ("ASC 815"), and, accordingly, the digital asset options are carried at fair value and any unrealized gains (losses) are recognized in fair value adjustment on digital asset options on the Consolidated Statements of Operations. No digital asset options were outstanding as of December 31, 2021 and 2020.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

Covered call options - periodically, the Company will sell options on digital assets that it owns (referred to as "covered call options"). These option transactions are designed primarily to provide additional income on a portion of the digital assets. The Company uses covered call options for trading purposes. These options do not qualify as accounting hedges pursuant to ASC 815, Derivatives and Hedging ("ASC 815"), and, accordingly, the covered call options are carried at fair value and any unrealized gains (losses) are recognized in Unrealized loss on derivatives on the Consolidated Statements of Operations. No covered call options were outstanding as of December 31, 2021. The Company had covered call options outstanding of $2,270,496 as of December 31, 2020 (see Note 10 – Derivatives).

Investments

During the year ended December 31, 2021, the Company held investments through shares of the Grayscale Bitcoin Trust ("GBTC"), Grayscale Ethereum Trust ("ETHE") and the 3iQ Ether Fund. During the year ended December 31, 2020, the Company held investments through shares of the GBTC and ETHE, and held no shares of the 3iQ Ether Fund. The Company uses both treasury assets and customer collateral to purchase the shares. Shares of GBTC and ETHE have a six month lock-up period and shares of 3iQ Ether Fund have a four month lock-up period before investors can sell the shares.

In accordance with ASC 820, the Company records the shares at fair value based on the share price per the over-the-counter stock market, less the discount for lack of marketability due to the lock-up period. At December 31, 2020, the discount rate on the GBTC and ETHE shares ranged from 11% - 19%. Due to the discount adjustment to fair value, the GBTC and ETHE shares are in Level 2 of the valuation hierarchy as of December 31, 2020 and during the lock-up period. The lock-up periods for GBTC, ETHE and 3iQ Ether fund shares ended between May 15, 2021 and June 24, 2021.

As of December 31, 2021, as the lock-up periods for all shares had ended, a discount adjustment is no longer being applied to these shares, and the shares are therefore included in Level 1 of the valuation hierarchy. Unrealized gains on GBTC, ETHE, and 3iQ Ether Fund are included in unrealized gain on investments on the Consolidated Statements of Operations.

Borrower Collateral and Custody Assets

The Company is a loan originator and services loans to borrowers. The Company requires loans to have certain collateral levels at origination and throughout the term of the loan. The loan agreement with the borrower specifies that the borrower grants the Company, as lender, a first priority security interest in the collateral associated with the loan. Borrowers deposit the collateral into designated wallet addresses that are under the control of the Company and held in custody for the benefit of the borrower. While the Company maintains control of the collateral, ownership of the collateral is not transferred to the Company, thus ownership remains with the borrower. The Company is not the primary beneficiary of these collateral and custody assets and as such they are not included in the consolidated financial statements of the Company.

When a transfer of digital assets does not qualify as a sale, the transfer is to be accounted for as a secured borrowing with a pledge of collateral in accordance with ASC 310, Receivables (“ASC 310”). The Company records the secured borrowing with a pledge of collateral at fair value within digital asset collateral due to customers on the Consolidated Balance Sheet. The repledged collateral is remeasured at period end, with the change in fair value captured in the fair value adjustment on repledged collateral within the Consolidated Statements of Operations.

Digital Assets Payable

From time-to-time the Company engages in borrowing arrangements as the borrower with third-party lenders. Beginning in December 2020, the Company borrowed Bitcoin from lenders and posted cash collateral. Such crypto assets borrowed by the Company are reported in digital assets, net on the Company’s Consolidated Balance Sheets. The borrowings are accounted for as hybrid instruments, with a liability host contract that contains an embedded derivative based on the changes in the fair value of the underlying crypto asset. The host contract is not accounted for as a debt instrument because it is not a financial liability, is carried at the fair value of the assets acquired and reported in Digital assets payable in the Consolidated Balance Sheets. The embedded derivative is accounted for at fair value, with changes in fair value recognized in Fair value adjustment on digital assets payable in the Consolidated Statements of Operations. The embedded derivatives are included in Digital assets payable in the Consolidated Balance Sheets.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The term of these borrowings can either be for a fixed term of less than one year or can be open-ended and repayable upon demand by the lender unless repaid earlier by the Company at its election. These borrowings bear interest payable by the Company to the lender, which is based on a percentage of the amount borrowed. The borrowing fee is recognized on an accrual basis and is included in other operating expense in the Consolidated Statements of Operations. Furthermore, the Company considers the transferred assets to be akin to noncash collateral (ASC 860-30-25-5). The noncash collateral are digital assets, which are considered to be intangible assets (in accordance with ASC 350) and do not meet the definition of a financial instrument. As a result, the Company records the noncash collateral receivable at cost.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. For indefinite-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When it is determined an impairment exists, the related assets are written down to the assessed fair value.

For the years presented, the Company determined that digital assets should be accounted for under ASC 350, Intangibles – Goodwill and Other. As there is no inherent limit imposed on the useful life of the digital assets, they are classified as indefinite-lived intangible assets and are not subject to amortization. Instead, they must be tested for impairment annually and more frequently if events or circumstances change that indicate that it’s more likely than not that the asset is impaired (i.e., if an impairment indicator exists). The Company notes that when an identical digital asset is bought and sold at a price below the Company’s current carrying value, this will often serve as an indicator that impairment is more likely than not. Given the volume of digital assets bought and sold, Management reviews its activity on a monthly basis in order to determine whether any indicators of impairment (notably digital assets bought and sold at a price below the Company’s current carrying value) exist. Applying this guidance to current period accounting, the value of digital assets should only be revised in the event the Company concludes impairment exists, the Company does not record any increases in value during the period the digital assets is held; the only gains that would be recorded would be upon disposition (if the proceeds exceed the cost basis).

The Company recorded impairment charges of $18.0 million and $7.8 million for the years ended December 31, 2021 and 2020, respectively, in regard to the Company's digital assets. When the Company sells digital assets, the Company uses the First-In-First-Out (“FIFO”) method to record a gain or loss as appropriate.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are reported at cost and depreciated over the lesser of the life of the lease or service lives of the improvements using the straight-line method. Renovations and improvements that add utility or significantly extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

Salt Tokens

Starting in June 2017, the Company issued Salt Tokens that enable token holders to receive discounts on loan products and for use as a platform currency within the Platform. A total fixed supply of 120,000,000 Salt Tokens exists. The Salt Token is an Ethereum-based ERC-20 digital asset token and is designed for use within the Platform.

From June 2017 through December 2017, the Company offered and sold Salt Tokens in an ICO. During 2017, the Company sold 57.2 million Salt Tokens to purchasers in exchange for $47.1 million in digital assets and cash. The Company issued an additional 17.0 million Salt Tokens during the year ended December 31, 2017, for other purposes, including as repayment to convertible note holders and compensation to founders, employees, and consultants. After the ICO, the Company continued to sell Salt Tokens through August 2019. In 2018 and 2019, the Company sold an additional 1.5 million Salt Tokens for approximately $1.1 million and 1.6 million Salt Tokens for approximately $0.2 million, respectively. Since August 2019, the Company has not sold any additional Salt Tokens. Until September 2020, the Company also accepted refunds of Salt Tokens purchased directly from the Company. From 2017 to 2020, the Company issued refunds of approximately 2.9 million Salt Tokens for approximately $3.8 million.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total amount received in the ICO from the Potential Salt Token Claimants was approximately $47.1 million, which, upon receipt, was initially recorded as a Salt Token liability in the accompanying Consolidated Balance Sheets. The total payments related to the claims process could exceed the Salt Token liability reported in our Consolidated Balance Sheets, however, a reasonable estimate of the possible losses or range of possible losses cannot be made at this time. The Company believes that the maximum amount payable is the amount received in the ICO less amounts previously refunded (totaling approximately $44.4 million) plus interest.

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

As of May 31, 2022 there are approximately 19.5 million Salt Tokens held on the Platform by users, including 1.1 million Salt Tokens held as collateral for active loans. As of May 31, 2022, the Company estimates that approximately 53.7 million Salt Tokens are held by third-parties off Platform, but is unable to confirm the identity of the owners or accessibility of such Salt Tokens. As of May 31, 2022, the Company holds 46.8 million Salt Tokens in treasury and expect this amount to increase as Salt Tokens are redeemed through the Platform. The Company has the ability to permanently retire and terminate Salt Tokens held in treasury, which would reduce the maximum amount of tokens available and could impact the price of outstanding Salt Tokens.

The issuance of the Salt Tokens in the ICO was not registered and did not qualify for a valid exemption under the Securities Act of 1933, as amended (the “Securities Act”). The Division of Enforcement at the SEC concluded that the ICO was an issuance of “securities” under the Securities Act and initiated cease-and-desist proceedings against us under Section 8A of the Securities Act because the Company failed to register the ICO or qualify for a valid exemption under the Securities Act. The Company submitted an offer of settlement that the SEC accepted (the “Settlement”) on September 30, 2020. The Settlement recognized that the Company violated Section 5(a) of the Securities Act and requires that the Company undertakes, among other things, the following:

•	Issue a press release within 14 days of the Settlement;
•	File the Form 10 to register the Salt Tokens as a class of securities within 120 days of the Settlement, which deadline was subsequently extended by 105 days;
•

Distribute and post on our website a refund claim form no later than 60 calendar days after the date of the filing of the Form 10, or on the date seven days after the Form 10 becomes effective (the “Effective Date”), whichever is sooner (the “Claim Form Distribution Date”). The Claims Form Distribution Date was August 28, 2021

•	Commencing 30 days after the Claim Form Deadline (as defined in the Settlement), provide monthly reports to the SEC of the claims received and the claims paid;
•	Submit to the SEC a final report of the Company's handling of all claims received within seven months from the Effective Date of the Form 10;
•

Maintain timely filing of all reports required by Section 13(a) of the Exchange Act for at least until the later of (i) the Claims Form Deadline, (ii) such time as Salt has filed all reports required for the fiscal year in which the Form 10 became effective, and (iii) such time as Salt is eligible to terminate its registration pursuant to Rule 12g-4 under the Exchange Act;

•

Pay the amounts due under Section 12(a) of the Securities Act to each purchaser using the claim form within three months of the Claim Form Deadline that the Company deems to be due and adequately substantiated. The Company may require that a claimant submit additional documentation supporting that the claimant is entitled to receive payment under Section 12(a) of the Securities Act. Upon receiving such a request, a claimant will have 30 days to provide the requested documentation in writing to the address provided by us. For any claims not paid, the Company will provide the claimant with a written explanation of the reason for non-payment; and

•	Pay a civil penalty of $250,000 to the SEC.

The Company accounts for the Salt Tokens pursuant to ASC 610, Other Income. Under ASC 610-20, the Company determined that purchasers of Salt Tokens were primarily unrelated third-party purchasers and that the Company did not have a controlling financial interest in the counterparties who purchases Salt Tokens, there was an enforceable contract, there was a single identifiable nonfinancial asset being the Salt Tokens, and control transfers in accordance with ASC 606-10-55-22 through 25 as a sale with a right of return (which the Company permitted purchasers of Salt Tokens to refund their tokens prior to September 2020); due to the fact that purchasers of Salt Tokens have the option to return their Salt Tokens back to the Company.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Salt Token Liability on the Consolidated Balance Sheets represents the aforementioned right of return (put feature) held at maximum redemption value, excluding interest, for the associated Salt Tokens, which represents the entity’s obligation to repurchase the Salt Tokens at the customer’s request.

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

Based on the Company's review of historical data, Management has been able to liquidate collateral and recover principal, interest, and a liquidation fee and have not incurred any material losses on the outstanding loans of the portfolio. The Company also over collateralizes its loans with digital assets, which allows the Company to liquidate the principal owed and limits market volatility in the event of a liquidation. As of December 31, 2021 and 2020, the Company had no loans over 100% Loan-to-Value ("LTV"). As a result, the Company did not book an allowance for loan loss as of December 31, 2021 or 2020.

Interest Income

The Company provides stablecoin and U.S. Dollar denominated loans collateralized by digital assets to a broad range of customers and generates revenue from interest income earned on loans. Revenue derived from interest income on loans is outside the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”) and is recognized ratably over the life of the loan. The applicable interest rates for loans will vary based on several factors including the originating loan-to-value ratio, loan duration and jurisdiction. There are no origination or prepayment fees. Liquidation fees, stabilization fees, or conversion fees may apply in the case of a collateral sale and are recognized at the time the liquidation, stabilization, or conversion occurs.

Stabilization Fee Income

As of September 30, 2020, the Company switched from a liquidation model to a stabilization model. A stabilization is triggered when the loan reaches an LTV of 90.91% due to declining values of a borrower's collateral assets. When a stabilization is triggered for a loan, the margin call is not met, and the borrower’s collateral assets will be automatically converted to a fixed value digital asset, commonly referred to as a stablecoin, in lieu of liquidation of the borrower's collateral assets. The borrower can subsequently convert the stablecoin back to the original form of collateral asset after depositing additional collateral or repaying the loan principal in order to meet the margin call requirements. Stabilization fees are 5.00%, of the stabilized amount and are recorded as revenue.

Stock-based Compensation

Restricted stock awards

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC 718, Stock Based Compensation. Restricted stock awards issued to the Company’s founders and executives during the years ended December 31, 2021 and 2020 are valued on the original grant date at the fair value and recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. The Company accounts for forfeitures as they occur. No restricted stock awards were issued during the year ended December 31, 2021 or 2020.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options

The Company uses the Black-Scholes option-pricing model (the “Black-Scholes model”) as the method for determining the estimated fair value of stock options on the date of grant. Share-based compensation cost is measured at grant date, based on the estimated fair value of the award using the Black-Scholes model for options with service or performance-based conditions. Stock-based compensation is recognized as an expense over the employee’s requisite service period. The Company accounts for forfeitures as they occur.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740, Income Taxes (“ASC 740”), which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates. Under this accounting standard, the effect on deferred incomes taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that tax position. The second step is to measure a tax position that meets the more likely than not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Based on an analysis of tax positions taken for all open tax reporting years, the Company has recorded a liability in the amount of $14,179,920 and $14,711,816 as of December 31, 2021 and 2020, respectively, related to uncertainty regarding a tax holiday application filed with respect to its Mauritius subsidiary. The decrease in the recorded liability as of December 31, 2021 results from notification by the Mauritius Revenue Authority (“MRA”) in the second quarter of 2021 that the Company’s tax holiday application was denied; however, the MRA also assessed income taxes, penalties and interest through December 31, 2019 in an amount lower than previously recorded in the Company’s financial statements. As a result, the Company derecognized $3,379,365 of the liability previously recorded with respect to this matter. The Company has appealed the MRA’s decision and continues to record a liability for uncertain tax positions related to the tax holiday application for all years through December 31, 2021. In accordance with ASC 740, the Company has adjusted its liability for uncertain tax positions during the years ended December 31, 2021 and 2020, resulting in an income tax benefit of $948,669 and $139,128, respectively, and is recorded in income tax benefit on the Consolidated Statements of Operations. The Company will continue to monitor the application process in this jurisdiction and adjust this liability accordingly.

As of December 31, 2021 and 2020, the Company has a federal and state tax credit carryforwards of $215,000 and $151,848, respectively. The state tax credit carryforwards do not expire.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $490,150 and $392,527 for the years ended December 31, 2021 and 2020, respectively.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles, Goodwill and Other (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC 350-40. The implementation of this new standard applies to annual reporting periods beginning after December 15, 2020 and interim periods with fiscal years beginning after December 15, 2021 for Emerging Growth Companies. Early adoption is permitted. The Company adopted the new standard on January 1, 2021 fiscal and there was no material impact on its consolidated financial statements.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company's consolidated financial statements properly reflect the change.

In February 2016, the FASB issued its final standard on lease accounting, ASU 2016-02, Leases (ASC 842), which superseded ASC 840, Leases, which was further modified in ASU 2018-10, Codification Improvements to ASC 842, Leases, ASU 2018-11, Leases (ASC 842) Targeted Improvements and ASU 2019-01, Leases (ASC 842) Codification Improvements to clarify the implementation guidance. The new pronouncement requires the recognition on the balance sheet of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The pronouncement requires that lease arrangements longer than 12 months result in an entity classifying leases as finance or operating leases. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. In November 2019, the FASB issued ASU 2019-10 which extends the effective date of ASU 2016-02 to fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021 for Emerging Growth Companies. In June 2020, the FASB issued ASU 2020-05 which extends the effective date of ASU 2016-02 to fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022 for Emerging Growth Companies. The Company has elected to apply the transition requirements on January 1, 2022 rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods will not be restated. In addition, the Company has elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, the Company will exclude short-term leases (term of 12 months or less) from the balance sheet presentation and will account for non-lease and lease components in a contract as a single lease component for certain asset classes. The Company is finalizing its evaluation and it estimates that adopting the new standard for its 2022 fiscal year and subsequent periods will not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The new standard is effective for the Company for fiscal years beginning after December 15, 2022 for Emerging Growth Companies. The Company is currently in the process of assessing the impact of this new standard on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which is part of the FASB’s initiative to reduce complexity in accounting standards. The proposed ASU eliminates certain exceptions to the general principles of ASC 740, Income Taxes, and simplifies income tax accounting in several areas. The implementation of this new standard applies to annual reporting periods beginning after December 15, 2021 and interim periods with fiscal years beginning after December 15, 2022 for Emerging Growth Companies. Early adoption is permitted. The Company is currently in the process of assessing the impact of this new standard on its consolidated financial statements.

Note 4 - Fair Value Measurement

The Company’s financial instruments include cash and cash equivalents, accounts payable, debt securities, and short-term debt. The fair values of cash and cash equivalents, collateral receivable, and accounts payable approximate their stated amounts because of the short maturity of these financial instruments.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value hierarchy for those assets and liabilities the Company measured at fair value on a recurring basis:

	December 31, 2021				December 31, 2020
	Fair Value Measurements				Fair Value Measurements
	Level 1		Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity securities:
Investments	$9,780,246		$—	$—	$—	$32,685,804	$—
Collateral receivable	37,822,309	[18]	—	—	—	—	—
Total equity securities	47,602,555		—	—	—	32,685,804	—
Total assets	$47,602,555		$—	$—	$—	$32,685,804	$—

Liabilities
Derivatives:
Covered call options	—		—	—	—	—	2,270,496
Digital asset swaps	849,541		—	—	—	—	—
Digital asset options	—		—	—	—	—	—
Total derivatives	849,541		—	—	—	—	2,270,496

Other:
Digital assets payable	—		29,159,292	—	—	4,348,512	—
Collateral due to customer	—		138,586,421	—	—	39,547,465	—
Settlement liability	—		—	—	—	—	5,124,000
Total liabilities	$849,541		$167,745,713	$—	$—	$43,895,977	$7,394,496

Note 5 – Collateralized Loans Receivable and Allowance for Loan Losses

In the ordinary course of business, the Company enters into facilities to borrow digital assets and U.S. dollars in order to lend to borrowers, thus earning a return through the spread between its borrowing and lending rates. The Company also lends digital assets and U.S. dollars held in its own accounts.

At the time of origination, loans are over-collateralized with digital assets the Company determines from time to time to be acceptable collateral. As of December 31, 2021, the digital assets the Company accepted as collateral included Bitcoin, Ethereum, Litecoin, SALT, Bitcoin Cash, USD Coin, PAX Gold, Paxos Standard and TrueUSD. The Company previously accepted DASH, Dogecoin and XRP as collateral and, since the SEC investigation of XRP, has stopped accepting XRP as collateral for new loans. Borrowers make monthly loan payments of interest, or principal and interest. The interest rate is set by the Company and is impacted by loan terms and amounts. Once a loan application is approved, a loan is created when a borrower sends collateral to the Company’s cold storage collateral wallet (the “Salt Platform Wallet”) and funds are disbursed to the borrower’s bank account or stablecoin to the borrower’s whitelisted digital asset wallet address. During the term of the loan, the Company may repledge borrower’s collateral and move it out of the Salt Platform Wallet. Total borrower collateral repledged of $138,586,421 and $39,547,465 is presented at fair value on the Consolidated Balance Sheet as of December 31, 2021 and 2020, respectively. According to its loan agreements, the Company has the ability to sell or liquidate the borrower’s collateral assets to repay the loan principal if a margin call is not cured as required under the contractual terms ("liquidation model"). If the threshold for collateral liquidation is surpassed, Salt Lending may liquidate certain of the collateral assets or, in certain circumstances, stabilize the collateral assets. As of September 30, 2020, the Company switched from a liquidation model to a stabilization model. If stabilization is engaged for a loan and a margin call is not met, the borrower’s collateral assets will be converted to a fixed value digital asset, commonly referred to as a stablecoin, in lieu of liquidation ("stabilization model"). The borrower can subsequently convert the collateral assets back to the original form of digital asset after depositing additional collateral or repaying the loan principal in order to meet the margin call requirements. Liquidation fees and stabilization fees range from 0.00% to 5.00%, of the liquidated or stabilized amount. When a loan reaches an LTV of 90.91%, the borrower’s collateral is sold for stablecoin to stabilize the collateral value and mitigate against further losses.

18 $37,822,309 represents the fair value of GBTC shares repledged. The remaining $114,467,416 balance in collateral receivable represents digital assets repledged and held at cost less impairment.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020, the Company received $925,159 and $140,187, respectively, in stabilization and liquidation fees. Borrowers have the option to either liquidate their stablecoin to satisfy the outstanding loan obligation or repurchase digital asset collateral using the stablecoin if the value of the digital asset collateral returns to sufficient levels to meet collateral requirements for the loan obligation. In the event a borrower is delinquent on a monthly payment, the Company has the ability to liquidate a portion of the collateral to satisfy the missed payment.

The Company does not recognize its digital asset-backed loans extended as sale transactions as defined by ASC 860. Upon the maturity of a digital asset-backed loan, the Company expects to receive back the borrowed amount it originally extended as a loan and the Company will return the borrower’s collateral. In addition, the Borrower can generally prepay the loan(s) at any time. Borrowers are required to post collateral in select digital assets.

As of December 31, 2021, there were 2 loans with an LTV over 90.91% totaling an unpaid principal balance of $1,858,000. There were no material unpaid principal balances that had an LTV over 90.91% as of December 31, 2020.

The Company values its collateralized outstanding loans at par, shown at principal values. Interest receivable on loans in the amount of $222,379 and $32,520 is presented in other assets on the Consolidated Balance Sheet as of December 31, 2021 and 2020, respectively. The Company originates loans at various LTVs to over-collateralize the loan and protect the lender. A margin call notice is triggered when an LTV of 83.33% is breached and notifies the borrower to post additional collateral or make a payment to cure the margin call to an LTV of 70.00% within 48 hours of notice. A summary of loans receivable by expected future cash flows is presented below:

			Principal Payments As Of
			December 31,
Receipt of Payments (in months)			2021	2020
0	to	12	$55,700,274	$15,271,554
12	to	24	6,838,360	1,982,471
24	to	36	860,000	3,000,000
Total			$63,398,634	$20,254,025

LTV ratios range from 4.01% to 98.31% and 1.81% to 73.80% as of December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, the collateral received to secure the loan receivable balance as of each year end was $159,171,275 and $60,226,452, respectively. As of December 31, 2021 and 2020, a portion of the collateral balance was repledged, resulting in a corresponding liability of $138,586,421 and $39,547,465, respectively, which is included in the digital asset collateral due to customer on the Consolidated Balance Sheet. There is a risk that investments or financing made with borrower collateral could be worth less than the underlying borrower collateral, in which case the Company would have to use digital assets in its treasury or purchase additional digital assets to repay borrower collateral.

A summary of total collateral received to secure the loan receivable balance by digital asset type is presented below:

	December 31,
Collateral Type	2021	2020
BTC	$126,045,526	$46,062,070
ETH	27,843,588	10,040,956
USDC	1,980,036	167,073
DOGE	1,006,622	134,187
LTC	945,737	985,747
BCH	790,797	508,179
XRP	301,695	444,691
SALT	214,809	1,285,556
DASH	4,444	590,487
Other	38,021	7,506
Total	$159,171,275	$60,226,452

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of total collateral received to secure the loan receivable balance by loan type is presented below:

	December 31,
Loan Type	2021	2020
Consumer	$97,489,120	$41,378,056
Business	61,682,155	18,848,396
Total	$159,171,275	$60,226,452

A summary of collateral repledged is presented below:

		December 31,
Activity	Collateral Type	2021	2020
Repledged for investing	BTC	$42,930,242	$26,091,072
Repledged for investing	ETH	15,360,043	1,106,909
Repledged for financing	BTC	69,753,942	12,349,484
Repledged for financing	ETH	10,542,194	—
Total		$138,586,421	$39,547,465

Management notes that 87% and 66% of customer collateral was repledged as of December 31, 2021 and 2020, respectively. The Company did not repledge loan collateral received prior to June 2020. In February 2020, the Company made a business decision to begin a program to repledge collateral and accordingly clarified the contractual and legal rights to customer collateral under the Company’s form loan and security agreement. As amended, the Company’s loan and security agreement with its borrowers grants the Company the right to transfer, encumber, or pledge the digital assets received as collateral from the borrower at any time during the term of the loan.

The Company has a risk management structure whereby it carries a reserve of approximately 10% of collateral. This reserve is for managing withdrawals and margin calls operationally. As a result, the Company does not intend to repledge 100% of borrower digital asset collateral, but is actively managing borrower digital asset collateral at the 90% level. The passage of time between making the loans, taking possession of the collateral, and repledging the collateral varies from each loan dependent on current capital in place based on treasury management operations.

Allowance for Loan Losses

An allowance for loan losses is established with respect to loans held for investment through periodic charges to the provision for loan losses. Loan losses are charged against the allowance for loan losses when management believes that the future collection of principal is unlikely. To date, the Company does not have any experience with losses on the portfolio and therefore has not recorded an allowance for loan losses in the years presented.

Management classifies the pools of loans into small, risk categories based on their original LTV and continues to monitor the current LTV on a recurring basis. The allowance is subjective as it requires material estimates, including such factors as historical trends. Other qualitative factors considered may include items such as uncertainties in the digital asset market, changes in the composition of our lending portfolio, business conditions and emerging trends. Recovery of the carrying value of loans is dependent to a great extent on conditions that may be beyond the Company's control. Although the Company has not experienced any losses on the portfolio to date, any combination of the previously described factors may affect our loan portfolio resulting in potential loan losses and could require an allowance for loan loss, which could impact future years.

Based on the Company's review of historical data, Management has been able to liquidate collateral and recover principal, interest, and a liquidation fee and have not incurred any material losses on the outstanding loans of the portfolio. The Company also over collateralizes its loans with digital assets, which allows the Company to liquidate the principal owed and limits market volatility in the event of a liquidation. As of December 31, 2021 and 2020, the Company had no loans over 100% LTV. As a result, the Company did not book an allowance for loan loss as of December 31, 2021 or 2020.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Digital Assets, net

The following table summarizes the Company's digital asset holdings as of December 31, 2021:

Asset	Estimated Useful Life	Gross Carrying Amount	Impairment[19]	Reserve	Digital Assets, Net
Bitcoin	Indefinite	$34,689,290	$(2,116,850)	$(18,052)	$32,554,388
Ethereum	Indefinite	3,314,311	(984,191)	—	2,330,120
USD Coin	Indefinite	643,768	—	—	643,768
TrueUSD	Indefinite	25,121	—	—	25,121
Other	Indefinite	541,894	(105,942)	—	435,952
Total		$39,214,384	$(3,206,983)	$(18,052)	$35,989,349

The following table summarizes the Company's digital asset holdings as of December 31, 2020:

Asset	Estimated Useful Life	Gross Carrying Amount	Impairment[20]	Reserve	Digital Assets, Net
Bitcoin	Indefinite	$4,178,501	$(698,798)	$(32,642)	3,447,061
Ethereum	Indefinite	594,268	(368,209)	—	226,059
USD Coin	Indefinite	438,606	—	—	438,606
TrueUSD	Indefinite	6,035	—	—	6,035
Other	Indefinite	58,288	(12,926)	—	45,362
Total		$5,275,698	$(1,079,933)	$(32,642)	$4,163,123

Changes in the Company's digital asset holdings for the years ended December 31, 2021 and 2020 were as follows:

	Bitcoin	Ethereum	USD Coin	TrueUSD	Other	Total
Balance at January 1, 2020	$929,238	$280,210	$295,467	$458,022	$19,618	$1,982,555
Acquisitions	48,922,645	3,268,188	5,730,656	110,972	2,041,065	60,073,526
Disposal proceeds	(57,841,722)	(4,961,770)	(5,585,465)	(561,525)	(2,250,641)	(71,201,123)
Realized gain (loss)	18,055,240	2,631,890	(2,052)	(1,434)	379,673	21,063,317
Impairment expense[21]	(6,618,340)	(992,459)	—	—	(144,353)	(7,755,152)
Balance at December 31, 2020	$3,447,061	$226,059	$438,606	$6,035	$45,362	$4,163,123
Acquisitions	99,040,036	4,299,114	68,619,277	73,096	115,742,548	287,774,071
Disposal proceeds	(82,733,310)	(2,191,856)	(68,414,115)	(54,004)	(115,213,504)	(268,606,789)
Realized gain (loss)	29,539,977	1,112,257	—	(6)	15,334	30,667,562
Impairment expense[22]	(16,739,376)	(1,115,454)	—	—	(153,788)	(18,008,618)
Balance at December 31, 2021	$32,554,388	$2,330,120	$643,768	$25,121	$435,952	$35,989,349

The Company recorded impairment expense of $18,008,618 and $7,755,152 for the years ended December 31, 2021 and 2020, respectively.

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

19 Impairment balance represents the impairment on the remaining cost lots as of December 31, 2021.

20 Impairment balance represents the impairment on the remaining cost lots as of December 31, 2020.

21 Impairment balance represents the impairment expense incurred for the year ended December 31, 2020.

22 Impairment balance represents the impairment expense incurred for the year ended December 31, 2021.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Property and Equipment, net

Property and equipment, net consist of the following:

	Useful Life			December 31,
	(years)			2021	2020
Leasehold improvements	5	-	6	$154,213	$154,213
Furniture and equipment	4	-	20	91,067	91,067
Software		3		43,313	83,313
Computers and equipment		4		8,009	8,009
Less: accumulated depreciation				(273,203)	(113,314)
Total property and equipment, net				$23,399	$223,288

The Company recorded depreciation expense for the years ended December 31, 2021 and 2020 of $159,889 and $57,961, respectively.

Note 8 - Harmonic Acquisition

On January 19, 2021 (the "Acquisition Date"), the Company entered into a Membership Interest Purchase and License Agreement ("Purchase Agreement") to purchase all outstanding membership interest in Harmonic Technologies LLC ("Harmonic") from P3K LLC ("P3K"), a related party. The Purchase Agreement also entitles the Company to a license to use, improve, and exploit the software platform owned by P3K. The purchase price consists of 1,708,870 shares of the Company's common stock, paid to P3K in three installments based on the achievement of certain performance milestones. On April 6, 2021, the first milestone was completed, and the Company issued 427,218 shares to P3K. On May 17, 2021, the second milestone was completed, and the Company issued an additional 427,217 shares to P3K. As of December 31, 2021, 854,435 shares have been issued as the first and second milestones were completed. As of December 31, 2021, P3K owns 7.7% of the outstanding common shares of the Company.

The Company has determined that the transaction is an asset acquisition, and the acquired license is an in process research and development asset. Accordingly, the purchase price was expensed on the Acquisition Date and presented in technology and development on the Consolidated Statements of Operations. The total purchase price of $766,151 consists of $624,737 in shares of common stock to be paid upon completion of each of the three milestones, and $141,414 in transaction costs related to the purchase. For the year ended December 31, 2021, the Company incurred $766,151 of technology and development expense related to the asset acquisition. For the year ended December 31, 2021, 854,435 shares of common stock were issued with a fair value of $316,466 in connection with the completion of the aforementioned two completed milestones. For the year ended December 31, 2021, contingent consideration of $308,271 was recorded for the milestone not yet completed.

In addition to shares issued, the Company is also required to make quarterly cash payments in the amount of 40% of the Company's gross trading profits derived from trading strategies acquired in the acquisition. The Company is to make the payments to P3K until a total of $1,500,000 in cash has been paid. These payments are not included as part of the purchase price, and will be recorded on a quarterly basis, when the contingency is resolved and the consideration becomes payable. As of December 31, 2021, the Company has not made any payments to P3K.

In April 2020, the Company entered into an investment management agreement (“IMA”) with Harmonic. The Company deposited both cash and treasury digital assets into accounts accessible by Harmonic as the investment manager. Additionally, in September 2020, the Company opened a Separately Managed Account (“SMA”) with Harmonic as the investment manager. The SMA is funded with repledged customer collateral. The purpose of both accounts is to earn gains on the assets through various trading strategies including spot trades, digital asset swaps, digital asset options, and covered call options. Prior to the acquisition, the Company was required to pay a monthly incentive allocation fee equal to 25% of the net profits on the assets invested in both the IMA and SMA. As of and for the year ended December 31, 2021, the Company did not accrue for nor incur any expenses related to the incentive allocation fee, respectively. As of and for the year ended December 31, 2020, the Company accrued incentive allocation fees totaling $323,295 and incurred $614,872 of expense related to the incentive allocation fee, respectively. The incentive allocation fee expense is presented in management fee on the Consolidated Statements of Operations. Accrued incentive allocation fees are presented as a component of accounts payable and accrued expenses on the Consolidated Balance Sheet. As of December 31, 2021, the Company paid $31,551 of the outstanding payable and the remaining payable balance of $291,744 was forgiven and recorded as other income on the Consolidated Statements of Operations for the year ended December 31, 2021.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Investments

During the year ended December 31, 2020, the Company began purchasing shares of the Grayscale Bitcoin Trust ("GBTC") and Grayscale Ethereum Trust ("ETHE") (collectively, the "Grayscale Shares"). The Company uses both treasury assets and customer collateral to purchase the shares. Shares of GBTC and ETHE have a six month lock-up period (ending between May 15, 2021 and June 24, 2021) before investors can sell the shares. In accordance with ASC 820, the Company records the shares at fair value based on the share price per the over-the-counter stock market, less the discount for lack of marketability due to the lock-up period. Given the lock-up period expired prior to December 31, 2021, the discount rate used for the period was 0%. As a discount adjustment is no longer being applied to these shares, the shares are included in Level 1 of the valuation hierarchy.

During the year ended December 31, 2021, as the Grayscale shares were unlocked, the Company moved all of its shares of GBTC and ETHE to an operational account and subsequently repledged a portion of its shares of GBTC as collateral in exchange for BTC. The Company received 3 BTC as of June 30, 2021 and 97 BTC as of July 9, 2021. In July 2021, the Company repledged the remainder of its shares of GBTC from its operational account as collateral in exchange for 440 BTC received July 16, 2021, and 55 BTC received July 19, 2021. In December 2021, the Company borrowed an additional 36 BTC against the repledged GBTC shares. The shares moved to the operational account are presented within investments (ETHE) and the repledged collateral is presented within collateral receivable (GBTC) on the Consolidated Balance Sheet. As a result, the fair market value of the GBTC and ETHE shares in the investments line item on the Consolidated Balance Sheet at December 31, 2021 was $— and $4,702,361, respectively. The fair market value of the GBTC shares in the collateral receivable line item on the Consolidated Balance Sheet at December 31, 2021 was $37,822,309. The fair market value of the GBTC and ETHE shares at December 31, 2020 was $30,861,387 and $1,824,417, respectively. Unrealized gains for the year ended December 31, 2021 related to the investments of the GBTC and ETHE shares were $6,960,922 and $2,877,943, respectively, and are included in unrealized gain on investments on the Consolidated Statements of Operations. The unrealized gains represents the appreciation in the share value of GBTC shares reflected in collateral receivable and appreciation in share value of the ETHE shares reflected in investments.

In February 2021, the Company repledged 1,500 ETH for 84,702 shares in the 3iQ Ether Fund. In accordance with ASC 820, the Company records the shares at fair value based on the share price per the over-the-counter stock market, less the discount for lack of marketability due to the lock-up period. Shares of the 3iQ Ether Fund had a four-month lock-up period, ending in June of 2021 before investors can sell the shares. As the lock-up period is expired, the Company recognizes the fair market value of the 3iQ Ether Fund as of December 31, 2021 as $5,077,885 with a 0% discount rate. Unrealized gain for the year ended December 31, 2021 related to the investment in the 3iQ Ether Fund was $2,463,490, and is included in unrealized gain on investments on the Consolidated Statements of Operations.

Note 10 – Derivatives

The breakdown of the Company's derivatives portfolio, including their respective maturity, as of December 31, 2021 and 2020 is as follows:

	December 31, 2021		December 31, 2020
Type of Derivative	Notional Amount	Fair Value	Notional Amount	Fair Value
Covered call options	$—	$—	$3,585,500	$(2,270,496)
Digital asset swaps	48,704,647	(849,541)	—	—
	$48,704,647	$(849,541)	$3,585,500	$(2,270,496)

	December 31, 2021			December 31, 2020
	Term to Maturity			Term to Maturity
Type of Derivative	Within 1 year	1 through 5 years	Over 5 years	Within 1 year	1 through 5 years	Over 5 years
Covered call options	$—	$—	$—	$2,270,496	$—	$—
Digital asset swaps	849,541	—	—	—	—	—
	$849,541	$—	$—	$2,270,496	$—	$—

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covered Call Options

The covered call options are deemed to be Level 3 liabilities as one or more of the inputs are unobservable and significant to their fair value measurement. No covered call options were outstanding as of December 31, 2021. The exercise price of the options outstanding as of December 31, 2020 is $17,750. The fair value of the covered call options represents the change in the intrinsic value of the outstanding options utilizing the price of Bitcoin at December 31, 2020. The volatility of the underlying digital asset is a driving factor in the fair value. An increase in volatility generally increases the value of the option, while a decrease will generally decrease its value.

The changes in covered call options (Level 3 financial instruments) measured at fair value on a recurring basis for the year ended December 31, 2021 were as follows:

Balance at December 31, 2019	$—
Fair value adjustment	2,270,496
Balance at December 31, 2020	2,270,496
Fair value adjustment	2,358,364
Repurchase of covered call options	(4,628,860)
Balance at December 31, 2021	$—

For the year ended December 31, 2021, the Company recorded a realized loss on covered call options of $2,358,364, based on the change in fair value of open covered call option positions. The Company recognized $50,636 of income related to the sale of covered call options for the year ended December 31, 2020 and recorded an unrealized loss of $2,270,496, based on the change in fair value of open covered call option positions.

Digital Asset Options

The digital asset options are deemed to be Level 3 liabilities as one or more of the inputs are unobservable and significant to their fair value measurement. No digital asset options were outstanding as of December 31, 2020. The fair value of the digital asset option represents the change in the intrinsic value of the outstanding options utilizing the price of Bitcoin and Ethereum at December 31, 2021. The volatility of the underlying digital assets is a driving factor in the fair value. An increase in volatility generally increases the value of the option, while a decrease will generally decrease its value.

The changes in digital asset options (Level 3 financial instruments) measured at fair value on a recurring basis for the year ended December 31, 2021 were as follows (the Company held no digital asset options during the year ended December 31, 2020):

Balance at December 31, 2020	$—
Fair value adjustment	(184,878)
Close digital asset options position	184,878
Balance at December 31, 2021	$—

For the year ended December 31, 2021, the Company recorded a realized gain on digital asset options of $184,878, based on the change in fair value of open digital asset option positions.

Digital Asset Swaps

The digital asset swaps are deemed to be Level 1 assets as all inputs are readily observable (i.e. observable pricing from exchanges on which the digital asset swaps are entered into). As of December 31, 2021, the fair value of digital asset swaps outstanding was $(849,541). No digital asset swaps were outstanding as of December 31, 2020. The fair value of the digital asset swaps represents the change in the intrinsic value of the outstanding swaps utilizing the price of Bitcoin and Ethereum at December 31, 2021. The volatility of the underlying digital assets is a driving factor in the fair value. An increase in volatility generally increases the value of the option, while a decrease will generally decrease its value.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Collateral Receivable

Digital Asset Collateral Receivable

In June 2020, the Company began repledging customer collateral by entering into short-term loans with counterparties. In accordance with ASC 860, upon repledging, the Company recognizes an asset for the receivable from the counterparty (within collateral receivable on the balance sheet) and a liability for the collateral due to customer. The receivable is recorded at cost and the liability is marked-to-market on a quarterly basis. During the years ended December 31, 2021 and 2020, a fair value adjustment of $(20,751,552) and $(11,245,770) was recorded, respectively. As of December 31, 2021 and 2020, the balance of the digital asset collateral receivable was $114,467,416 and $5,273,763, respectively.

Cash Collateral Receivable

In December 2020, the Company began to borrow and lend digital assets with counterparties. When assets are borrowed from the counterparty, cash is provided to the counterparty as collateral. Upon distribution of cash collateral, the Company records an asset for the cash collateral receivable from the counterparty (within collateral receivable on the balance sheet). As of December 31, 2021 and 2020, the balance of the cash collateral receivable was $— and $2,025,000, respectively.

Other Collateral Receivable

In July 2021, the Company repledged its shares of GBTC from its operational account as collateral in exchange for 440 BTC received July 16, 2021, and 55 BTC received July 19, 2021. As of December 31,2021 the balance of the GBTC receivable was $37,822,309.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Notes Payable

The following table summarizes the Company's notes payable:

				December 31, 2021
	Currency	Balance as of December 31, 2020		Notes Issued	Note Payments		Balance as of December 31, 2021
Digital asset notes payable
Fixed Term Loan of Virtual Currency I	USDC	$8,500,000		$—	$—		$8,500,000
Fixed Term Loan of Virtual Currency II	USDC	—		1,800,000	(1,800,000	) [23]	—
Fixed Term Loan of Virtual Currency III	USDC	—		1,200,000	(1,200,000)		—
Fixed Term Loan of Virtual Currency IV	USDC	—		1,000,000	(1,000,000)		—
Fixed Term Loan of Virtual Currency V	USDC	—		1,000,000	(1,000,000)		—
Fixed Term Loan of Virtual Currency VI	BUSD	—		50,000,000	(50,000,000)		—
Open Term Loans of Virtual Currency I	USDC	—		17,700,000	(14,200,000)		3,500,000
Open Term Loan of Virtual Currency II	USDC	—		2,200,000	(2,200,000)		—
Open Term Loan of Virtual Currency III	USDC	—		6,250,000	—		6,250,000
Open Term Loans	USD	—		57,650,000	(9,000,000)		48,650,000
Fixed Term Loan I	USD	—		7,878,000	(7,878,000)[24]		—
Fixed Term Loan IV	USD	—		1,510,500	(1,510,500)		—
Fixed Term Loan V	USD	—		2,016,000	(2,016,000)		—
Fixed Term Loan VI	USD	—		4,080,000	(4,080,000)		—
Fixed Term Loan VII (fka Fixed Term Loan II & III)	USD	—		3,211,200	(3,211,200)		—
Digital Currency Line of Credit	BTC/ETH	—		40,615,330	(7,656,375)		32,958,954
Total digital asset notes payable		8,500,000		198,111,030	(106,752,075)		99,858,954
Paycheck Protection Program Note Payable	USD	1,199,900		—	—		1,199,900
Participation Agreement Note Payable	USD	1,830,054	[25]	6,825,932	(2,155,987)		6,500,000
Credit Facility Note Payable	USD	—		2,925,524	(2,925,524)		—
Total notes payable		$11,529,954		$207,862,486	$(111,833,586)		$107,558,854

Future principal repayments are as follows:

Amount
2022	6,500,000
Other[26]	101,058,854
Total	$107,558,854

Digital Asset Notes Payable

As of December 31, 2021 and 2020, the outstanding balance on the digital asset notes payable was $99,858,954 and $8,500,000, respectively, which is presented in Notes Payable on the Consolidated Balance Sheet. For the years ended December 31, 2021 and 2020, the Company recorded interest expense of $5,771,729 and $202,604, respectively, which is included as a component of interest expense on the Consolidated Statements of Operations. As of December 31, 2021 and 2020, accrued interest was $1,325,364 and $—, respectively on the Consolidated Balance Sheet.

23 The Company repaid the digital asset loan with U.S. dollars.

24 The Company repaid $4,600,000 of the USD loan in digital assets and $3,278,000 in U.S. dollars.

25 As of December 31, 2020, the balance of the Participation Agreement includes accrued interest on the loan of $30,054

26 Other includes the future principal repayments for the Open Term Loans and Open Term Loans of Virtual Currency.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Virtual Currency Line of Credit

In July 2021, the Company began entering into digital currency lines of credit with various counterparties. The Company borrows BTC and ETH from counterparties at fixed rates for use in connection with the Company's lending, trading and other business activities. The line of credit has an open term and bears an interest rate ranging from 6.5% to 9.0%. As of December 31, 2021, the line of credit had a token balance of 675 BTC and 475 ETH. The total balance on the line of credit as of December 31, 2021 is $32,958,954. For the year ended December 31, 2021, a fair value adjustment on the digital currency borrowed of $1,140,884 was recorded and is reflected in the Consolidated Statements of Operations.

Paycheck Protection Program Note Payable

In May 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Loan Payable”) with Alpine Bank in the amount of $1,199,900. The PPP Loan Payable was issued to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). Under the Program, all or a portion of the PPP Loan Payable may be forgiven in accordance with the Program requirements. As of December 31, 2021 and 2020, the outstanding balance on the PPP Loan Payable was $1,199,900, which is presented in Notes Payable on the Consolidated Balance Sheet. The Company has applied for forgiveness for the entire outstanding balance of the PPP Loan Payable and as of December 31, 2021 has not received forgiveness approval from the Small Business Administration.

For the years ended December 31, 2021 and 2020, the Company recorded interest expense of $11,999 and $8,054, respectively, which is included as a component of interest expense on the Consolidated Statements of Operations. As of December 31, 2021 and 2020, accrued interest was $20,053 and $8,054, respectively on the Consolidated Balance Sheet.

Participation Agreement Note Payable

On January 31, 2020, the Company entered into a Participation Agreement with a counterparty to sell participation interests in certain loans with the Company’s customers. The Company receives consideration from the counterparty in the amount of the percentage of participation interest of each loan. The terms in the agreement do not meet the criteria to qualify as a sale under ASC 860. Accordingly, the loans are not removed from the Company's balance sheet. The cash received from the counterparty in exchange for the participation interest is recorded as a liability. The counterparty is entitled to receive payment from the Company on the loan payable when payment is received from the customer. As of January 1, 2021, the counterparty implemented a revised pricing structure. The revised pricing structure no longer consists of collecting any participation fees on a per offering basis based on a certain percentage of the purchase price and is based on a tiered monthly platform fee (the "platform Subscription Fee") determined by the size of the outstanding loan. The Platform Subscription Fee ranges from $2,000 to $30,000 per month.

As of December 31, 2021 and 2020, the principal balance of the participation agreement liability was $6,500,000 and $1,800,000, respectively, and is presented in Notes Payable on the Consolidated Balance Sheet. As of December 31, 2021 and 2020, the accrued interest was $161,093 and $30,054, respectively. Accrued interest is presented in accounts payable and accrued expenses on the Consolidated Balance Sheet. The interest rate was 9.00%, is accrued daily and is calculated on a 360-day basis. For the years ended December 31, 2021 and 2020, the Company recorded interest expense of $506,487 and $113,957, respectively, which is included as a component of interest expense on the Consolidated Statements of Operations. The loan had an initial maturity date of January 22, 2021. On January 22, 2021, the note amount was increased $1,200,000 to $3,000,000, the maturity date was extended through April 22, 2021 and the interest rate was increased to 9.25%. On April 22, 2021, the note amount was decreased $300,000 to $2,700,000, the maturity date was extended through July 22, 2021 and the interest rate was decreased to 9.00%. On May 22, 2021, the Participation Agreement note payable amount was increased $3,000,000 to $5,700,000, the maturity date was extended through February 22, 2022 and the interest rate was increased to 13.00%. In July 2021, the Company refinanced the Participation Agreement and repaid $2,155,987 of the loan balance. In August 2021, the Participation Agreement note payable amount was increased to $5,138,000 with no change to the interest rate of 13.00%. In September 2021, the Participation Agreement note payable amount was increased to $5,329,000 with no change to the interest rate of 13.00%. In October 2021, the note amount was increased $1,131,000 to $6,460,000, the maturity date was extended through July 22, 2022 with no change to the interest rate of 13%. In November 2021, the note amount was increased to $6,500,000, the maturity date extended through August 22, 2022 with no change to the interest rate of 13.00%. In December 2021, the Participation Agreement note payable maturity was extended through September 22, 2022 with no change to the note amount of $6,500,000 and the interest rate of 13.00%.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility Note Payable

Starting in February 2021, the Company entered into a credit facility with an exchange and uses credit facilities provided within exchange accounts to conduct trading activity. The credit facilities bear an interest rate of 0.02% per day. The credit facility was repaid in May 2021. The credit facility funds were used to purchase 1,700 ETH. As the ETH is not removable from the exchange until the credit facility is paid back in full and cannot be traded into another digital asset, the balance of ETH is recorded within Digital asset receivable from exchange on the Consolidated Balance Sheets. For the year ended December 31, 2021, the Company recorded $645,637 of interest expense related to the credit facilities, respectively. The credit facility was repaid in May 2021.

Note 13 - Digital Assets Payable

From time-to-time the Company engages in borrowing arrangements for digital assets, such as BTC, as the borrower with third-party lenders. The following table illustrates the change in and balance of BTC borrowings by the Company as of and for the years ended December 31, 2021 and 2020:

	BTC	Amount ($)
Balance at January 1, 2020	—	$—
Digital assets borrowed from exchanges	150	2,860,191
Fair value adjustment		1,488,321
Balance at December 31, 2020	150	$4,348,512
Digital assets borrowed from exchanges	692	23,365,792
Repayments of digital assets borrowed from exchanges	(211)	(7,007,730)
Fair value adjustment		8,452,718
Balance at December 31, 2021	631	$29,159,292

For the years ended December 31, 2021 and 2020, a fair value adjustment of $(8,452,718) and $(1,488,321), respectively, was recorded and is presented as a fair value adjustment on digital assets payable on the Consolidated Statements of Operations.

Note 14 - Stock Based Compensation

2016 Equity Incentive Plan

The Company's 2016 Equity Incentive Plan (the “2016 Plan”) was purported to be adopted by the Board on November 29, 2016, to provide a means by which to retain and maximize the services of its current employees, directors, and consultants and secure, retain and maximize the services of new employees, directors, and consultants by issuing common stock-based incentives to such persons who are selected for participation. By relating incentive compensation to increases in shareholder value, it is hoped that these individuals will both continue in the long-term service of the Company and be motivated to experience a heightened interest and participate in the future success of Company operations. An aggregate of 8,000,000 shares of Common Stock are reserved for grant and issuance pursuant to the 2016 Plan. The 2016 Plan is administered and interpreted by the Board (the “Administrator”). Awards under the 2016 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-statutory stock options (“NSOs”); (iii) shares of unrestricted stock ("Stock Bonus"); and (iv) shares of restricted stock ("Restricted Stock Award").

2019 Equity Incentive Plan

The Company's 2019 Equity Incentive Plan (the “2019 Plan”) was adopted by the Board on August 6, 2019 and Stockholders on August 8, 2019, to provide a means by which to attract and retain the best available personnel for positions of substantial responsibility, provide additional incentive to employees, directors, and consultants, and to promote the success of the Company's business. The 2019 Plan supersedes all prior plans. An aggregate of 6,000,000 shares of Common Stock are allocated for grant and issuance pursuant to the 2019 Plan. The 2019 Plan is administered and interpreted by the Board (the “Administrator”). Awards under the 2019 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-statutory stock options (“NSOs”); (iii) Stock Appreciation Rights; and (iv) shares of restricted stock (“Restricted Stock Award”).

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options granted under both the 2016 and 2019 Plans during the years ended December 31, 2021 and 2020 were valued using the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended December 31,
	2021			2020
Expected term (years)	5.50	-	7.00	5.50	-	7.00
Risk-free interest rate	0.64%	-	1.42%	0.28%	-	1.57%
Expected volatility			120.00%			120.00%
Expected dividend yield			0.0%			0.0%
Exercise price			$0.38			$0.01
Fair value per share of awards	$0.32	-	$0.34	De minimis

The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within our industry. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date. The expected option term assumption is estimated using the simplified method and is based on the mid-point between vest date and the remaining contractual term of the option, since the Company does not have sufficient exercise history to estimate expected term of its historical option awards.

A summary of activity under the 2016 and 2019 Plans for the years ended December 31, 2021 and 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at January 1, 2020	3,435,432	0.36	9.44
Granted	860,000	0.01	—
Exercised	(39,032)	0.17	—
Forfeited	(503,536)	0.36	—
Expired	(546,588)	0.36	—
Options outstanding at December 31, 2020	3,206,276	$0.28	8.77
Granted	1,639,437	0.38	—
Exercised	(603,106)	0.15	—
Forfeited	(74,000)	0.38	—
Expired	(229,814)	0.35	—
Options outstanding at December 31, 2021	3,938,793	$0.34	8.39

Options exercisable at December 31, 2021	2,395,069	$0.32	8.03

During the years ended December 31, 2021 and 2020, the Company had stock option compensation expense, net of forfeitures, of $158,732 and $28,637, respectively. Total compensation cost related to non-vested awards not yet recognized as of December 31, 2021 is approximately $417,986 and will be recognized on a straight-line basis through the end of the vesting period in 2025.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Income Taxes

The components of the provision for income taxes is as follows:

	December 31,
	2021	2020
U.S. Federal
Current	$—	$(1,113,429)
Deferred	—	—
Total U.S. Federal	—	(1,113,429)

State and local
Current	8,404	—
Deferred	—	13,515
Total state and local	8,404	13,515

Foreign
Current	$(531,896)	$1,083,171
Deferred	(425,177)	(122,385)
Total foreign	(957,073)	960,786
Total provision (benefit) for income taxes	$(948,669)	$(139,128)

The reconciliation between the statutory and effective tax rates is comprised of the following:

	December 31,
	2021	2020
Pre-tax Book Income
Computed "expected" tax expense	21.00%	21.00%
Increase (decrease) in tax expense resulting from:
State tax expense, net of Federal benefit	(0.94)%	4.79%
Permanent items
Section951A/Subpart F	(13.60)%	—%
Exempt capital gains	10.01%	1.32%
Other	(0.09)%	(0.18)%
Change in valuation allowance	(19.12)%	(21.03)%
Research & development credits	0.74%	1.63%
FIN48 reserve	1.82%	(7.06)%
Benefit of foreign rate	3.42%	0.19%
Other	—%	0.33%
Effective rate	3.24%	0.99%

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and (liabilities) is as follows:

	December 31,
	2021	2020
Deferred income tax assets:

Net operating loss carryforwards	3,181,711	$927,846
Intangible assets	17,197	21,514
Impairment of digital assets	3,018,709	265,022
Accrued expenses	127,126	1,367,741
Stock compensation	23,020	13,566
Unrealized losses	5,358,231	2,260,756
Less: Valuation allowance	(10,922,850)	(4,440,075)
Total deferred income tax assets	$803,144	$416,370

Deferred tax liabilities
Fixed assets	(785)	(39,188)
Total deferred tax liabilities	(785)	(39,188)

Net deferred tax asset	$802,359	$377,182

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of certain deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of domestic deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. Management does not believe it is more likely than not that the domestic deferred tax assets will be realized. Accordingly, a full valuation allowance has been established and no domestic deferred tax assets and related tax benefit have been recognized in the accompanying consolidated financial statements. No reserve has been made by Management for deferred tax assets identified for its wholly owned foreign subsidiary, Salt Technology, Ltd.

The Company has identified uncertain tax positions for its wholly owned subsidiary Salt Technology, Ltd with respect to its income tax filings requiring a reserve as of December 31, 2021 and 2020. As a result, an uncertain tax position reserve has been recorded based on the jurisdiction’s statutory income tax rate of 15%. For the years ended December 31, 2021 and 2020, total reserve for uncertain tax positions is $14,179,920 and $14,711,817 respectively and is presented as a component of federal tax liability on the Consolidated Balance Sheets.

All of the Company’s foreign income was earned by its wholly owned foreign subsidiary, Salt Technology, Ltd.

The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.50% to the extent of foreign cash and certain other net current assets and 8.00% on the remaining earnings. The Company recorded a provisional amount in the year ended December 31, 2017 for a one-time transitional tax liability and income tax expense of $2,904,070, which is payable over eight years. For the year ended December 31, 2021, total tax liability due is $727,708 and is presented as a component of federal tax liability on the Consolidated Balance Sheet.

Note 16 - Severance Expense

During the years ended December 31, 2021 and 2020, the Company incurred severance expense of $319,923 and $673,959, respectively. The expenses are related to executive severance compensation to be paid out until 2023.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Commitments and Contingencies

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

The Company entered into an operating lease for the 42nd floor, located at 707 17th Street, Suite 4200, Denver, Colorado (the “707 17th Street lease”). The 707 17th Street lease is for approximately 25,523 square feet of floor space which began on July 30, 2018, expires on January 1, 2025 and requires monthly rental payments. As part of the terms of the lease between the Company and the landlord, a $900,000 Letter of Credit was issued to the landlord from one of the Company’s banks. On October 1, 2021, the Company reduced the balance to $680,011. The Company maintains $680,011 of cash deposits, recorded in restricted cash on the Consolidated Balance Sheet, with that bank to backstop the Letter of Credit and to obtain lower costs on the Letter of Credit.

The Company entered into an operating lease for the 3rd floor, located at Tower 1, NeXTeracom, Cybercity, Ebene, Mauritius (the “Mauritius lease”). The Mauritius lease is for approximately 1,732 square feet of floor space which began May 15, 2018, expires May 14, 2021 and requires monthly rental payments. Upon expiration, the lease was extended on a month to month basis. The Company provided a $9,926 security deposit to the landlord as part of the lease, which is included as part of other assets on the Consolidated Balance Sheet.

After the Company relocated its main office from the 1875 Lawrence Street property to the 707 17th Street property, the Company had office space at 1875 Lawrence Street that was no longer needed, so the Company sublet the full office space to an unrelated party through 2024. The 1875 Lawrence Street sublease requires the current subtenant to make monthly rental payments to the Company.

On September 1, 2021, the Company entered into a sublease agreement (the “Sublease”) with Intrepid Potash, Inc. (“Subtenant”) pursuant to which the Company has subleased the entire premises it had leased from SRI Ten DCC, LLC (“Master Landlord”) under that certain Office Lease dated April 24, 2018 (the “Master Lease”). The subleased premises comprise 25,523 square feet of office space located at 707 17th Street, Suite 4200, Denver, Colorado. The Sublease has a 40-month term, commencing October 1, 2021 and ending January 31, 2025, and the Subtenant will pay base rent commencing March 1, 2022 through the end of the term at the initial rate of $37,221. The Subtenant is also responsible for paying certain operating and tax expenses during the entire term of the Sublease. During the year ended December 31, 2021, the Company recorded a loss on sublease of $688,120 which is included in the Consolidated Statements of Operations.

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

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense is recorded on the straight-line basis. Rent expense in excess of amounts paid is recognized as deferred rent. The table below represents rent expense by office:

	Years Ended December 31,
Office	2021	2020
707 17th Street	$1,045,760	$982,049
1875 Lawrence Street	231,114	225,601
NeXTeracom Tower 1. Ebene CyberCity, Mauritius	29,338	30,077
Less: 707 17th Street sublease	(92,593)	—
Less: 1875 Lawrence Street sublease	(231,114)	(225,601)
Total rent expense (net of sublease)	$982,505	$1,012,126

Rent expense is recorded in selling, general, and administrative expense in the Consolidated Statements of Operations. Deferred rent as of December 31, 2021 and 2020 was $— and $422,115, respectively.

Future minimum commitments under non-cancelable operating leases net of sublease payments as of December 31, 2021 are as follows:

Payments due by period	Total	2022	2023	2024	2025	2026
Operating leases	$2,608,700	$876,114	$900,470	$777,468	$54,648	$—
Less: payments expected from subtenant	1,871,139	611,180	703,472	516,076	40,411	—
Total commitments	$737,562	$264,935	$196,999	$261,392	$14,237	$—

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

On September 30, 2020, the Company entered into a settlement (the “Settlement”) with the SEC relating to the determination by the SEC that Salt Tokens were “securities” under the Securities.

Pursuant to the Settlement, Potential Salt Token Claimants are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon pursuant to a claims process to be conducted by the Company. In accordance with the Settlement, the Company distributed a notice and claim form to Potential Salt Token Claimants. The deadline to submit claims has lapsed, and the Company is currently processing claims. The Company will make payments for all valid claims that are deemed to be due and adequately substantiated by Potential Salt Token Claimants. The Company is calculating interest by using the yield of the 1-year U.S. treasury note, which as of January 12, 2022, was 0.48%. Any amounts to be refunded will be paid in U.S. dollars.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Specifically, pursuant to the Settlement, the Company agreed to the following:

•	Issue a press release within 14 days of the Settlement;

•	File the Form 10 to register the Salt Tokens as a class of securities within 120 days of the Settlement, which deadline was subsequently extended by 105 days;

•

Distribute and post on our website a refund claim form no later than 60 calendar days after the date of the filing of the Form 10, or on the date seven days after the Form 10 becomes effective (the “Effective Date”), whichever is sooner;

•	Commencing 30 days after the Claim Form Deadline (as defined in the Settlement), provide monthly reports to the SEC of the claims received and the claims paid;

•	Submit to the SEC a final report of our handling of all claims received within seven months from the Effective Date of the Form 10;

•

Maintain timely filing of all reports required by Section 13(a) of the Exchange Act for at least until the later of (i) the Claims Form Deadline, (ii) such time as Salt has filed all reports required for the fiscal year in which the Form 10 became effective, and (iii) such time as Salt is eligible to terminate its registration pursuant to Rule 12g-4 under the Exchange Act;

•

Pay the amounts due under Section 12(a) of the Securities Act to each purchaser using the claim form within three months of the Claim Form Deadline that we deem to be due and adequately substantiated. We may require that a claimant submit additional documentation supporting that the claimant is entitled to receive payment under Section 12(a) of the Securities Act. Upon receiving such a request, a claimant will have 30 days to provide the requested documentation in writing to the address provided by us. For any claims not paid, we will provide the claimant with a written explanation of the reason for non-payment; and

•	Pay a civil penalty of $250,000 to the SEC.

The Company believes it has sufficient capital to pay in full all valid claims submitted as part of the claims process.

From time to time, the Company may be involved in various claims and legal proceedings relating to claims arising out of our operations. With the exception of the matters disclosed in this Annual Report, the Company is not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our operations. Litigation, regardless of outcome, can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

The total amount of digital assets received in the ICO from the Potential Salt Token Claimants, less amounts previously refunded, was $44.4 million which, upon receipt, was recorded as a Salt Token liability in the accompanying Consolidated Balance Sheets. The amount of interest the Company will be obligated to pay is dependent on the amount of valid refund claims submitted by the Potential Salt Token Claimants. As a result, the Company is unable to reasonably estimate the amount of interest that will be paid and has not recorded a related liability in the accompanying consolidated financial statements.

In addition, if certain holders of Salt Tokens affirmatively reject or fail to accept the offer pursuant to claims process, they may have a right under the Securities Act of 1933 (the “Securities Act”) after the expiration of the claims process. Consequently, should any offerees reject the offer pursuant to the claims process, expressly or by failing to timely return a claim, the Company may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the Salt Tokens have been sold. It may also be possible that by not disclosing that the Salt Tokens were unregistered, and that they may face resale or other limitations, the Company may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may pay additional fines or penalties or other amounts in other jurisdictions. As of December 31, 2021, the Company has not faced contingent liability for noncompliance with applicable federal and state securities laws or paid additional fines or penalties or other amounts in other jurisdictions.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Surety Bonds

During the normal course of business, the Company must purchase surety bonds in connection with certain required state and local licenses and regulations. As of December 31, 2021, and 2020, the Company has been issued approximately $690,000 and $625,000, respectively, in surety bonds and there have been no claims against such bonds. The Company includes premiums paid on the surety bonds of $5,690 and $5,203 for the years ended December 31, 2021 and 2020, respectively, in selling, general and administrative expenses on the Consolidated Statements of Operations.

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

Note 18 - Shareholders' Equity (Deficit)

Common Stock

Authorized Shares. The Company is authorized to issue 35,000,000 shares of Common Stock, par value $0.0001 per share (the “Common Stock”).

Voting Rights: Each holder of Common Stock shall be entitled to one (1) vote for each share of Common Stock held of record by such holder. The holders of shares of Common Stock shall not have cumulative voting rights.

Retired Shares

The Company may purchase shares of its common stock through privately negotiated transactions at prices deemed appropriate by management. Upon repurchase, the shares are retired, and the Company deducts the par value of the retired shares from common stock and allocates the excess of cost over par value as a deduction to additional paid in capital, unless attributable to the other elements of the transaction which are accounted for according to their substance.

During the years ended December 31, 2021and 2020, the Company repurchased — and 157,500 shares, respectively, of its common stock at a cost of $0 and $365,292, respectively. These shares were accounted for as retirements of common stock in conjunction with settlement agreements. As a result, common stock was reduced by the par value of shares retired and repurchased, and the excess of purchase price over the par value was recorded in settlement expense on the Consolidated Statements of Operations.

Warrants

In June 2019, the Company issued warrants to a former executive of the Company in connection with the Second and Third Release Agreements. Each warrant is exercisable for 500,000 shares of common stock and has an exercise price of $2.26 per share. The warrants have a term of 60 months from the issuance date. In December 2019, the Company issued warrants to a former executive of the Company in connection with the Fifth Release Agreement. The warrant is exercisable for 250,000 shares of common stock and have an exercise price equal to the lesser of $0.36 or the fair value of the Company’s common stock according to the next Section 409A valuation performed by an independent appraiser. The warrant has a term of 60 months from the issuance date.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity for the years ended December 31, 2021 and 2020 is as follows:

	Warrants	Weighted Average Price	Weighted Average Remaining Contractual Life (in Years)
Balance - January 1, 2020	1,250,000	$1.81	4.58
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance - December 31, 2020	1,250,000	$1.81	3.58
Granted	—	—	—
Exercised	(250,000)	0.0001	—
Expired	—	—	—
Balance - December 31, 2021	1,000,000	$2.26	2.49

Note 19 – Risk and Uncertainties

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

As of December 31, 2021, the Company's investment balance was comprised of 52% related to the 3iQ Ether Fund and 48% to the Grayscale Ethereum Trust (ETHE). As of December 31, 2020, the investments in the Grayscale Trusts represented 100% of the Company's investments balance, with 94% in the Grayscale Bitcoin Trust (GBTC) and 6% in the Grayscale Ethereum Trust (ETHE).

As of December 31, 2021, the Company's collateral receivable balance was comprised of 33% related to the GBTC shares that were repledged.

As of December 31, 2021 two borrowers represented 18% and 17% of the Company's total loans receivable balance. As of December 31, 2020, two borrowers represented and 27% of the Company's total loans receivable balance.

The Company had two borrowers representing 16% and 12% of the Company's total interest income for the year ended December 31, 2021. The Company had one borrower representing 14% of the Company's total interest income year ended December 31, 2020.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Related Party Transactions

On April 11, 2019, the Company entered into a Release Agreement (the “First Release Agreement”) with a founder, former executive of the Company and current member of our Board of Directors, whereby the Company agreed to pay $150,000 at execution of the First Release Agreement for dismissal of any pending claims against the Company. Additionally, the Company paid $600,000 on April 12, 2019 pursuant to the execution of the First Release Agreement in consideration for the option to purchase 1,250,000 shares held by the executive within 24 months with an exercise price equal to the greater of (i) $4.10 and (ii) the price determined by an independent valuation firm at the time of exercise. In September 2021, the Company and such founder amended and restated the First Release Agreement, which changed the price the Company must pay for the shares upon exercise of such option to be the price determined by an independent valuation firm based on its fair market valuation of Salt under Section 409A of the Internal Revenue Code. In April 2019, the Company recorded a liability for the stock purchase option of $4,888,000, which is presented within settlement liability on the Consolidated Balance Sheet. As of December 31, 2021, and 2020, the fair value of the stock purchase option was $— and $5,124,000, respectively. Changes in fair value of the settlement liability are presented in Other (expense) income, net on the Consolidated Statements of Operations. The fair value of the stock purchase option was calculated using a discounted cash flow model utilizing the remaining term of the purchase option, treasury bond rates as the risk free rate. The expected purchase price was calculated using the option price floor of $4.10.

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

The changes in the settlement liability (Level 3 financial instruments) measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020 were as follows:

Balance at December 31, 2019	$5,023,000
Fair value adjustment	101,000
Balance at December 31, 2020	5,124,000
Change in fair value	1,000
Capital contribution	(5,125,000)
Balance at December 31, 2021	$—

During the years ended December 31, 2021 and 2020, employees of the Company were permitted to receive a loan from the Company secured by digital assets after completing the underwriting process. The Company's underwriting process comprises of standard underwriting procedures to determine if the Company can issue a loan to the related party.

SALT BLOCKCHAIN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, 10 fixed-term USD loans were outstanding with related parties of the Company, including a former executive and founder and current and former employees, for $1,004,689 with interest at a rate between 3.45% and 15.95% and maturing between January 15, 2022 and December 15, 2022. As of December 31, 2020, six fixed-term USD loans were outstanding with related parties of the Company for a total of $497,550. The loan to the founder and former executive carries an annual percentage rate ( "APR") of 0.90%. In May 2021, the founder and former executive refinanced the loan and increased the total amount borrowed to $700,000, which carries an APR of 5.90%.

During the years ended December 31, 2021 and 2020, the Company earned interest income from related parties of $31,629 and $422, respectively, which is included in interest income on the Consolidated Statements of Operations.

Note 21 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through June 22, 2022. The following are material subsequent events:

Notes Payable

As of May 31, 2022, the Company paid down $10.2 million in loans and reduced its total notes payable balance with counterparties to $97.3 million.

Futures Borrowing on Exchanges

The Company entered into futures borrowing with various digital asset exchanges. As of May 31, 2022 the Company borrowed $65 million against futures positions on digital asset exchanges.

Digital Assets Payable

As of May 31, 2022, the Company has digital assets payable of 531 BTC and 800 ETH.

Participation Agreement Note Payable

As of May 31, 2022, the Company’s participation agreement note payable is $7,260,000. The note matures on February 22, 2023.

New Entity Creation

On January 25th, 2022, Salt Dealings LLC, was formed in the state of Delaware as a limited liability company and is a wholly-owned subsidiary of the Company. The purpose of Salt Dealings LLC is to facilitate the purchase and sale of digital currencies with customers of the Company.

On May 6th, 2022, SALT (BVI) Ltd., was incorporated in the British Virgin Islands as a BVI Business Company and is a wholly-owned subsidiary of the Company. The purpose of SALT (BVI) Ltd. is to facilitate proprietary digital asset trading strategies on behalf of the Company.